Form 10KSB
period 1996-12-31
PRENTICE CAPITAL INC
filed 1997-07-21
CIK 870256

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [No Fee Required, Effective October 7, 1996] For the fiscal year ended December 31, 1996


[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from to


                           Commission File No. 0-24952
                                               -------


                             PRENTICE CAPITAL, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

        Delaware                                              84-1139554
-------------------------------                          -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


13902 N. Dale Mabry Highway, Suite 119, Tampa, Florida            33618
------------------------------------------------------   -----------------------
(Address of Principal Executive Offices)                        (Zip Code)




Issuer's telephone number    (813) 969-2002

Securities registered under Section 12(b) of the Exchange Act:

                                                      Name of each Exchange
Title of Each Class                                   on Which Registered
      None                                         NASDAQ OTC BULLETIN BOARD
-------------------                                -------------------------
--------------------------------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:


                           Common Stock (No par value)
--------------------------------------------------------------------------------
(Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.  Yes
 X   No
---    ---.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were:
$2,090,115.

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 10, 1997 totaled $8,309,711 (computed by reference to the closing bid price ($0.82) on that date).

         The number of shares outstanding of registrant's common stock, no par value, at March 10, 1997 was 12,327,308 shares.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

         Prentice Capital, Inc., a Delaware corporation incorporated on March 26, 1990 ("Prentice Capital" or the "Company"), was organized to obtain funding in order to establish a vehicle to take advantage of business opportunities. The Company identified Universal Footcare, Inc., a Florida corporation ("Universal Footcare"), as an acquisition candidate and acquired Universal Footcare on September 6, 1994. Universal Footcare is engaged in the business of acquiring medical podiatry practices. To date, Universal Footcare has acquired two podiatry practices in the greater Tampa, Florida area, Dameron, Levy and Baker, Inc. and CMS Management, Inc. The Company's executive and administrative offices were, as of March 9, 1997, located at 13902 N. Dale Mabry, Suite 119, Tampa, Florida 33618 (tel. (813) 969-2002).

ACQUISITION OF DAMERON, LEVY & BAKER, INC.

         Effective March 31, 1995, the Company and its wholly owned subsidiary, Universal Footcare, consummated the transactions contemplated by the Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Universal Footcare and Dameron, Levy & Baker, Inc. ("Dameron-Levy") wherein Dameron-Levy, a Florida corporation engaged in the business of owning and operating a podiatry practice in Tampa, Florida, was merged into Universal Footcare, with Universal Footcare being the surviving entity. The following is a summary of the Merger Agreement which does not purport to be complete and which is subject to and qualified, in its entirety, by reference to the actual Merger Agreement:

         1. Universal Footcare was merged in a "forward triangular merger", with Dameron-Levy in a transaction intended to qualify as a tax-free reorganization within the meaning of Section 368(a)(2)(D) of the Internal Revenue Code of 1986, as amended.

         2. As a result of the merger contemplated by the Merger Agreement, the holders of the common stock of Dameron-Levy (the "Shareholders") received, in the aggregate, 316,332 shares of the capital common stock of Dameron-Levy (the "Shares") and $100,002 cash.

         3. The Company granted the Shareholders "piggyback" registration rights enabling the shareholders to include their shares in the next registration statement filed by the Company with the Securities and Exchange Commission (the "Registration Statement"). The registration rights are subject to whatever restrictions may be imposed upon the sale of such shares by the underwriter(s) of the Company's next public offering, if any, including without limitation, a lock-up period of up to 12 months during which the former shareholders of Dameron-Levy would not be able to sell or offer to sell their Shares. Moreover, the Shareholders agree to cooperate with the managing underwriter(s) of the offering regarding the sale or other disposition of their Shares upon the expiration of the lock-up period.

         4. If at such time that the Shareholders can freely transfer their Shares under the Registration Statement, or July 1, 1996 if earlier, the value of the Company's common stock is less than $3.00 per share, then on such date, additional shares shall be transferred by the Company to the Shareholders so that the value of the shares then held by the Shareholders, inclusive of the additional shares issued, equals the product of $3.00 and the number of shares held prior to the issuance of additional shares.

         On the date one year from the date on which any lock-up restrictions imposed by the underwriter are waived, but not later than July 1, 1997, the value of the shares then held by the Shareholders shall be added to the gross disposition proceeds, if any, from any shares disposed of by the Shareholders pursuant to a registration statement, and if the resulting sum of such amounts results in the shareholders holding shares, and/or having received value from shares publicly sold, of less then $3.00 a Share, then, on such date, Universal Footcare will issue the Shareholders its noninterest bearing, ninety day promissory note (the "Note") for the deficiency, which Note shall be secured by all of the assets of Universal Footcare and shall be guaranteed by the Company.

         5. In the event that Universal Footcare defaults on the Note, in addition to any other remedy that may be available to Dameron-Levy, each Shareholder shall have the right, exercisable within thirty days after a default under the Note, to sell all of the Shares that he received under the Merger Agreement to the Company in exchange for the following consideration:
(a) Universal Footcare's waiver of its rights to enforce the restrictive covenant set forth in that Shareholder's employment agreement; (b) all medical records for the patients of the departing Shareholder; and (c) a sum equal to six months of the net Base Compensation payable to the Shareholder under his employment agreement.

         6. Universal Footcare will appoint a person mutually agreeable to the existing Board of Directors of each of Dameron-Levy and Universal Footcare, to Universal Footcare's Board of Directors, until such time as the Company consummates its initial public offering, or five years from the date of the Merger Agreement, whichever is earlier.

         7. Dameron, Levy & Baker Associates, a Florida general partnership (the "Partnership") and Universal Footcare executed an agreement for the sale and purchase of the office building located at 2511 W. Martin Luther King Jr. Blvd., Tampa, Florida (the "Office Building"). The Partnership represented that the Office Building had a fair market value of $450,000 and was encumbered by a mortgage of approximately $270,000, resulting in a net fair market value of $180,000. The Partnership agreed to transfer the Office Building to Universal Footcare and in exchange therefore Universal Footcare agreed to assume the existing note and mortgage encumbering the Office Building and cause Drs. Dameron, Levy and Baker to be released from any liability in connection therewith and pay the difference between the appraised value of the Office Building and the amount of the debt encumbering the Office Building to the Partnership, in cash and, if the appraised value of the Office Building exceeded $450,000, that amount of shares of the Company's common stock having a value equal to the difference between the appraised value of the Office Building and $450,000. The Partnership and Universal Footcare closed on this transaction and then, subsequently, rescinded the transaction as the Company determined that it did not want to own the Office Building and the Partnership was willing to permit the transaction to be rescinded.

         8. Each of Drs. Dameron, Levy and Baker executed employment and non-competition agreements which provided:

         a. that Universal Footcare would employ each of Drs. Dameron, Levy and Baker (the "Employee") for the ten year period running from February 1, 1995 through January

         31, 2005 which employment shall be automatically extended for one successive ten year period unless it is terminated as provided in the employment agreements;

         b. The base compensation payable to the Employee (the "Base Compensation") is to be calculated on an annual basis and is to be determined by the following formula:


Collections of Accounts Receivable
Generated by the Employee During                            Percentage to
the Fiscal Year                                     be Paid the Employee
---------------                                     --------------------
      $0 - $ 99,999                                         45%
$100,000 - $199,999                                         50%
$200,000 - $299,999                                         60%
$300,000 - $399,999                                         70%
$400,000+                                                   80%

         c. Notwithstanding the above, the Base Compensation paid to each Employee is to be reduced among all of the Shareholders, pro rata, based on the respective salaries of the Shareholders, in the event that Universal Footcare's net income before income taxes during any fiscal year is less than $100,000, determined under the cash basis method of accounting.

         d. The Shareholders are entitled to share in a bonus pool which shall consist of 35% of the net income of Universal Income in excess of $100,000 during any given fiscal year, which shall be allocated amongst Drs. Dameron, Levy and Baker in the same ratio as their respective Base Compensation amounts for the fiscal year in question relate to each other. The payment of such bonus shall be made out of available cash flow of Universal Footcare.


PROPOSED BUSINESS PLAN - UNIVERSAL FOOTCARE, INC.

Business of Universal Footcare, Inc.

         Universal Footcare contemplated expanding its business operations by entering into long term management and service agreements (the "Management and Services Agreement") with other podiatry practices to manage the day to day operations of existing podiatry practices. Under its proposed Management and Services Agreement, Universal Footcare expected to perform the billing, collection and other administrative functions associated with operating a podiatry practice. The podiatrist entering into a Management and Services Agreement with Universal Footcare would remain independent of Universal Footcare, however, he or she would agree to share a to be negotiated percentage of the anticipated additional revenue to be generated by such doctor's podiatry practice after such doctor entered into the Management and Services Agreement and agreed to become a part of the Universal Footcare network of podiatrists.

Expansion Plans

         Universal Footcare's operations were limited to the greater Tampa Bay Area, however, it was Universal Footcare's intention to expand throughout the State of Florida during the next twelve months.

Competition

         Universal Footcare anticipated facing substantial competition from existing podiatry practices, most of whom had greater resources than Universal Footcare.

Employees

         Prentice Capital currently has two employees and Universal Footcare, as of March 10, 1997 had 19 employees.

PROPOSED BUSINESS PLAN - CASINOS INTERNATIONAL, INC.

         In addition to the Company's plans to acquire additional medical podiatry practices through its wholly owned subsidiary Universal Footcare, it was also the intention of the Company, through a separate wholly owned subsidiary, Casinos International, Inc. ("Casinos International") to engage in the business of owning and operating one or more gaming vessels that would be based in ports in the State of Florida. Casinos International intended to operate such vessels in the business known as the "cruise to nowhere" business, wherein the vessels leave a designated port around 6:00 pm and return to that same port at approximately 11:00 pm that evening. Casinos International intended to appeal to the more affluent gambler and, to that end, anticipated building a luxury cruise ship. Casinos International has had extended negotiations with a major British bank to finance such vessel, which was to cost approximately $14,000,000. The bank committed to provide up to $6,500,000 in financing. Casinos International expected to obtain the balance of the funding needed to construct the vessel through an offering by Prentice Capital of its debt or equity securities. Prentice Capital never obtained a commitment from an underwriter to raise capital for Prentice Capital.

COMPANY'S PROPOSED BUSINESS PLAN - 1997

Casinos International Merger

         On February 26, 1997, the Company, together with its wholly owned subsidiary, Casinos International, entered into an Agreement and Plan of Reorganization with Eco2, Inc. ("Eco2"), a publicly traded company, and its wholly owned subsidiary, Eco2 Acquisition, Inc. ("Eco2 Acquisition"), whereby Casinos International would be merged into Eco2 Acquisition. As a result of this merger contemplated by this agreement, Prentice received 5,000,000 shares of Eco2 common stock, $.03 par value, and a promissory note in the amount of $500,000.

         The promissory note, including interest at the rate of 8% per annum, is payable in sixty equal monthly installments of $10,138, the first installment being payable on March 31, 1997. No payments have been received by the Company. The promissory note is secured by 100 shares of common stock of Casinos International held in escrow in accordance with an Escrow and Disposition Agreement of even date.

         On the effective date of the merger, the existing members of the Board of Directors of Eco2 appointed Alan S. Lipstein, the president of the Company, as director of Eco2, and immediately thereafter the then members of the Board of Directors and Officers of Eco2 resigned.

         Eco2 and Prentice Capital jointly and severally agreed to indemnify Charles Ledford, Vivian Ledford, and Raymond Ledford, all of the officers and directors of Eco2, as well as Energy Systems, Inc., a company owned by the Ledfords (hereinafter collectively referred to as "Indemnitees"), from and against any and all damages, losses, obligations, deficiencies, liabilities, claims, encumbrances, penalties, costs and expenses, including reasonable attorney's fees, which the Indemnitees may suffer or incur, resulting from (a) their being an officer or director of Eco2; (b) the merger transactions; (c) misrepresentations, breach of warranty, or nonfulfillment of any of the covenants or agreements of Casinos International under the Agreement and Plan of Reorganization or from any misrepresentation in or omission from any certificate or document furnished or to be furnished to the Indemnitees thereunder, and; (d) any and all actions, suits, investigations, proceedings, demands, assessments, audits, judgments, and claims arising out of the foregoing.

Purchase of Mineral Rights

         On March 17, 1997, the Company and Chartwell International, Inc., a Nevada corporation ("Chartwell") entered into a Purchase and Sale Agreement (the "Purchase Agreement") pursuant to which the Company purchased certain gypsum mining property located in Washington County, Utah, generally known as Riverview Placer Claims and New Riverview Claims (the "Claims") in exchange for $4,000,000 in cash, cash equivalents and restricted shares of the Company's common stock.

         Under the terms of the Purchase Agreement and upon execution thereof, the Company is obligated to deliver to Chartwell 1,000,000 shares of common stock of the Company (the "Closing Shares"). Additionally, pursuant to the Purchase Agreement, in the event that on April 1, 1997 (which date was subsequently extended until April 15, 1997 by that certain Extension Agreement, as herein described, dated April 2, 1997 between the Company and Chartwell), the market value of the Closing Shares is less than $4,000,000, then the Company shall deliver to Chartwell a sufficient number of additional shares of the Company's common stock (the "Exchange Shares") having a market value equal to the difference between the value of the Closing Shares on April 1, 1997 (which date was subsequently extended until April 15, 1997 by that certain Extension Agreement dated April 2, 1997 between the Company and Chartwell) and $4,000,000. Further, under the terms of that certain agreement between the Company and Chartwell, dated April 10, 1997 (the "Amended Purchase Agreement"), for purposes of determining the market value of the common stock under the Purchase Agreement, such market value shall be determined based on the closing bid price of the Company's common stock on April 15, 1997.

         The Purchase Agreement also provided that in the event that on April 1, 1998, the date on which all restrictions on the Closing Shares (and the Exchange Shares, if any) shall be removed, the market value of the Closing Shares (plus the Exchange Shares, if any) is not equal to or in excess of $4,000,000, then at the option of the Company, the Company shall have the right and obligation to issue Chartwell additional shares, or deliver to Chartwell cash equal to the difference between the market value of the Closing Shares (plus the Exchange Shares, if any) and $4,000,000, or, in lieu thereof, return to Chartwell the Claims, with Chartwell retaining all shares of common stock previously issued to it.

         All shares of the Company's common stock to be delivered under the Purchase Agreement shall be restricted securities under the Securities Act of 1933 and will be legended with the standard Securities Act of 1933 restrictive legend. Further, the Company has agreed to grant Chartwell, on customary terms, piggyback registration rights on all shares of common stock granted pursuant to the Purchase Agreement.

         On April 2, 1997, the Company and Chartwell entered into an Extension Agreement (the "Extension Agreement") pursuant to which each of the parties agreed to extend the time period established in the Purchase Agreement for valuing the market price of the Closing Shares from April 1, 1997 to April 15, 1997. Additionally, pursuant to the Extension Agreement, the parties agreed that the Company shall deliver to Chartwell 1,000,000 shares of the Company's common stock on or before April 4, 1997. The parties have also agreed that in the event that on April 15, 1997 the bid price of the Company's common stock is $4.00 per share or greater, Chartwell shall return to the Company the 1,000,000 shares referenced in the sentence above, or the Exchange Shares, as that term is used in the Purchase Agreement, such that the stock retained by Chartwell has a market value on April 15, 1997 of $4,000,000. Further, pursuant to the Extension Agreement, the Company shall deliver to Chartwell $100,000 on or before April 15, 1997, plus shares of the Company's common stock (unrestricted) that together with the $100,000 will equal $500,000 based on the bid price on the day of delivery.

Option to Sell Common Stock

         On March 10, 1997, the Company and Lee J. Unger ("Unger") entered into an agreement (the "Unger Agreement") pursuant to which the Company agreed to sell to Unger 5,000,000 shares of its restricted common stock at a price of $.05 per share, which purchase shall be effected by delivery to Unger of an assignable Promissory Note bearing interest at 6% per annum and payable one year from the date of the Unger Agreement.

Cancellation of Stock

         Under the terms of the Unger Agreement referred to above, Alan S. Lipstein and Dr. Gerard Norton have agreed to contribute back to the capital of the Company an aggregate 7,800,000 shares of common stock in exchange for the cancellation of promissory notes due and payable to the Company in the following amounts due by the respective parties: Dr. Norton - $2,500,000; Alan Lipstein - $2,500,000; Roscom Limited - $400,000; and Veitri Investments, Ltd. - $400,000.

Election of Officers

         Pursuant to the Unger Agreement referred to above, Unger was elected President and director of the Company. Simultaneously with the agreement, Mr. Lipstein and Dr. Norton resigned as officers and directors of the Company leaving Unger as the sole officer and director of the Company.

Purchase of MRI Business

         On June 3, 1997, the Company and Diagnostics, Inc. a Florida corporation ("Diagnostics"), and its sole shareholder, Nate Hollander, entered into an agreement to purchase all of the common stock of Diagnostics and the assets of MRI Management Services, Inc. ("MMS") and Bentley Designers and Builders, Inc. ("BDB") in exchange for $5,500,000 in cash and restricted Company stock.

         Diagnostics is in the business of magnetic resonance imaging and neurological nerve conduction testing in the South Florida area. The assets of MMS and BDB consist of two mobile MRI units each with an estimated value of $500,000 used in the business.


ITEM 2.  DESCRIPTION OF PROPERTY

         Prentice Capital's principal offices were located at 13902 N. Dale Mabry Highway, Suite 119, Tampa, Florida 33618. These premises, which comprised approximately 600 square feet, were leased by Prentice Capital under a month-to-month lease at a monthly lease rate of $600.

         Universal Footcare leased five different offices in the Tampa Bay Area under the following terms and conditions:


               Location                         Square Footage                        Annual Rent
            Tampa, Florida                     4,000 square feet                        $44,000

           Brandon, Florida                    1,750 square feet                         $8,312

            Tampa, Florida                     1,800 square feet                         $5,994

        Brookesville, Florida                  2,800 square feet                         $5,712

         Clearwater, Florida                   1,450 square feet                        $16,675



ITEM 3.  LEGAL PROCEEDINGS

         Prentice Capital was, as of March 10, 1997, not a party in any significant legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year closed by this report, no matters were submitted to a vote of Prentice Capital's shareholders.

                   (Balance of Page Intentionally Left Blank)

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A)      PRICE RANGE OF COMMON STOCK

         The following table shows the high and low closing bid prices as represented by Nasdaq for Prentice Capital's common stock for the calendar quarters indicated. Prentice Capital's common stock is traded on The NASDAQ OTC Bulletin Board under the symbol "PCAP".

         The quotations represent prices between dealers in securities, do not include retail markup, markdowns or commissions and may not necessarily represent actual transactions.

             1995                           HIGH                      LOW
             ----                           ----                      ---
         First Quarter                      $6.44                     $5.00

         Second Quarter                     $5.88                     $ .25

         Third Quarter                      $1.38                     $ .25

         Fourth Quarter                     $3.06                     $ .25


             1996                           HIGH                      LOW
             ----                           ----                      ---
         First Quarter                      $0.63                     $0.60

         Second Quarter                     $4.50                     $3.00

         Third Quarter                      $5.37                     $2.50

         Fourth Quarter                     $4.50                     $0.31




(B)      APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

         As of March 10, 1997, the number of shareholders of record of Prentice Capital's common stock was approximately 369.

(C)      DIVIDENDS

         Prentice Capital has never paid cash dividends on its common stock. Payment of dividends is within the discretion of Prentice Capital's Board of Directors and will depend on, among other factors, earnings, capital requirements and the operating and financial condition of Prentice Capital. At the present time, Prentice Capital anticipates retaining future earnings, if any, in order to finance the development of its business activities.





                   (Balance of Page Intentionally Left Blank)

ITEM 6.  SELECTED FINANCIAL DATA

                             PRENTICE CAPITAL, INC.

                                 BALANCE SHEET
                               DECEMBER 31, 1996

-----------------------------------------------------------------------------------------
                                    ASSETS
                                    ------

Total current assets                                                            $565,196
Total property and equipment                                                     178,139
Total other assets                                                                 2,946
                                                                              ----------
TOTAL ASSETS                                                                    $746,281
                                                                              ==========


                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------
Total current liabilities                                                        $85,358
Total long-term debt                                                              10,871
                                                                              ----------
TOTAL LIABILITIES                                                                 96,229

TOTAL STOCKHOLDERS' EQUITY                                                       650,052
                                                                              ----------
TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                                                           746,281
                                                                              ==========

                                 STATEMENT OF OPERATIONS
                              YEAR ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------------------------
Sales and Revenues:                                                           $2,090,115
Costs and Expenses                                                             2,549,987
                                                                              ----------
Loss From Operations                                                           (459,872)

Other Expense:                                                                    59,348
                                                                              ----------
Net Loss                                                                       (519,220)
                                                                              ==========


Net Loss Per Share of Common stock                                                ($.14)
                                                                              =========


Weighted Average Number of Common Shares
and Common Shares Equivalents Outstanding                                      3,726,149
                                                                              ==========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PLAN OF OPERATION


         The only operating revenues that the Company received were those generated by Universal Footcare, the Company's then wholly owned subsidiary that was engaged in the business of owning and operating podiatry practices. Prior to Universal Footcare's acquisition of Dameron-Levy effective March 31, 1995, Universal Footcare had no operating revenues. It was the intention of Universal Footcare to expand its business operations by entering into long term Management and Service Agreements (as described above) with other podiatry practices to manage the day to day operations of unrelated, existing podiatry
practices.   Under its proposed Management and Services Agreement, Universal
Footcare expected to perform the billing, collection and other administrative functions associated with operating a podiatry practice. The podiatrist entering into a Management and Services Agreement with Universal Footcare would remain independent of Universal Footcare, however, he or she would have agreed to share a negotiated percentage of the anticipated additional revenue to be generated by such podiatry practice as a result of the podiatrist entering into the Management and Services Agreement with Universal Footcare and agreeing to become a part of the Universal Footcare network of podiatrists. Universal Footcare's operations were then limited to the greater Tampa Bay Area, however, it was Universal Footcare's intentions to expand throughout the State of Florida.

         In addition to the Company's plans to acquire additional medical podiatry practices through its wholly owned subsidiary Universal Footcare, it was also the intention of the Company, through a then separate wholly owned subsidiary, Casinos International to engage in the business of owning and operating one or more gaming vessels that would be based in ports in the State of Florida. Casinos International intended to operate such vessels in the business known as the "cruise to nowhere" business, wherein the vessels leave a designated port around 6:00 pm and return to that same port at approximately 11:00 pm that evening. Casinos International intended to appeal to the more affluent gambler and to that end, anticipated building a luxury cruise ship. Casinos International had extended negotiations with a major British bank to finance such vessel, which will cost approximately $14,000,000. The bank committed to provide up to $6,500,000 in financing. Casinos International expected to obtain the balance of the funding needed to construct the vessel, and approximately $2,000,000 for its working capital needs, through an offering by Prentice Capital of its debt or equity securities. See "ITEM 1. Company's Proposed Business Plan -- 1997".

RESULTS OF OPERATIONS.

1996 Fiscal Year

         The Company generated revenues from the operation of Universal Footcare's podiatry practices in the amount of $2,090,115 for the period from January 1, 1996 to December 31, 1996. During the one year period ended December 31, 1996, the Company incurred costs and expenses of $2,549,987, resulting in the Company incurring a loss from its operations of $459,872. During 1996, the Company incurred significant non-cash expenses, which the Company's former management believed to be, in part, of a non-recurring nature. Such expenses, which the Company paid by the issuance of its stock, included salary and consulting fees.


1995 Fiscal Year

         The Company generated revenues from the operation of Universal Footcare's podiatry practices in the amount of $887,854 for the period from April 1, 1995 to December 31, 1995. During the one year period ended December 31, 1995, the Company incurred costs and expenses of $1,551,595, resulting in the Company incurring a loss from its operations of $663,741. During 1995, the Company incurred significant non-cash expenses, which the Company's management believes to be, in part, of a non-recurring nature. Such expenses, which the Company paid by the issuance of its stock, include one-time consulting fees for investment banking services of $170,555 and compensation paid to Joel M. Levy, the Company's vice president of acquisitions, in the amount of $250,000. The Company also accrued a salary of $240,000 payable to Alan S. Lipstein, who does not anticipate drawing a salary from the Company during the next several years. Absent these in-part nonrecurring, and in-part, noncash expenditures totaling $660,555, the Company would have broken even during its 1995 fiscal year.


LIQUIDITY AND CAPITAL RESOURCES


         The Company's current assets exceeded its current liabilities as of the end of its 1996 fiscal year by approximately $469,000, however, the Company's ability to convert its then current assets into cash or its equivalent depends upon the Company's ability to collect its accounts receivable as well as its notes receivable form related parties.

         During 1996, Alan S. Lipstein, the Company's former Chief Executive Officer, funded the working capital needs of the Company by making cash advances to the Company in the amount of $15,800, paying Company expenses in the amount of $134,800 and repaying advances made to him by the Company in the amount of $450,000. As of the end of its 1996 fiscal year, the Company owed Mr. Lipstein $53,200, which included $26,500 in accrued interest. The Company anticipated funding its working capital needs and amounts needed to expand its business from the issuance of its securities and by obtaining bank financing.

         As indicated above, the Company has significantly changed its business plan and its liquidity and capital resources have materially changed. See the Company's Form 8-K filed with the Securities and Exchange Commission on April 11, 1996 and "ITEM 1. Company's Proposed Business Plan -- 1997".

ITEM 8.  FINANCIAL STATEMENTS

         The Financial Statements and Schedules are attached hereto as required by Rule 14(a)-3(b).

                                                                                         Page No.
Independent Auditor's Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

Consolidated Balance Sheets as of December 31, 1996 and 1995  . . . . . . . . . . . . . .  19 - 20

Consolidated Statements of Stockholders' Equity
for Years Ended December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . .  21

Consolidated Statements of Operations for Years Ended
December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

Consolidated Statements of Cash Flow for Years Ended
December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .  24 - 40





                 (Remainder of page left blank intentionally.)

                       REPORT OF INDEPENDENT AUDITORS



To the Board of Directors
 and Stockholders of
Prentice Capital, Inc.
Tampa, Florida

We have audited the consolidated balance sheets of Prentice Capital, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prentice Capital, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations, and their cash flows for the two years ended, in conformity with generally accepted accounting principles.




GUIDA & JIMENEZ, P.A.
Tampa, Florida
July 3, 1997

                   PRENTICE CAPITAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1996 and 1995



               ASSETS                                                           1996                1995
                                                                             ---------           ---------
CURRENT ASSETS:
 Cash                                                                        $    103           $     -
 Marketable securities                                                           -                 450,000
 Accounts receivable, less allowance for uncollectible
    accounts of $79,943 in 1996 and $74,526 in 1995                           304,294              207,771
 Other receivables                                                             36,557               33,538
 Prepaid expenses                                                              70,122              182,227
 Notes receivable - related party                                                -               2,250,000
                                                                             --------           ----------
     Total current assets                                                     411,076            3,123,536
                                                                             --------           ----------
PROPERTY & EQUIPMENT:
  Property & equipment, net of accumulated
    depreciation of $19,870 in 1996 and $8,827 in 1995                        178,139              223,372
                                                                             --------           ----------
OTHER ASSETS:
  Organization costs, net of accumulated amortization of
    $3,124 in 1996 and $2,410 in 1995                                           2,946                4,160
                                                                             --------           ----------
                                        TOTAL ASSETS                         $592,161           $3,351,068
                                                                             ========           ==========


  The accompanying notes are an integral part of these financial statements.

                   PRENTICE CAPITAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1996 and 1995

           LIABILITIES & STOCKHOLDERS' EQUITY                      1996               1995
                                                               -----------        ----------
CURRENT LIABILITIES:
 Accounts payable                                              $    36,204        $   18,725
 Accrued expenses                                                    5,413             1,966
 Current portion of long term debt                                   4,737              -
 Due to related parties                                             84,884           111,105
                                                               -----------        ----------
     Total current liabilities                                     131,238           131,796

LONG TERM DEBT                                                      10,871              -
                                                               -----------        ----------
                                     TOTAL LIABILITIES             142,109           131,796
                                                               -----------        ----------

STOCKHOLDERS' EQUITY:
 Common stock, $.03 par value, 500,000,000
    shares authorized, 12,328,889 issued and
    outstanding in 1996, 328,889 (restated) in 1995                369,867             9,867
 Additional paid-in capital                                      9,658,732         4,018,732
 Receivable for stock issued                                    (8,250,000)             -
                                                               -----------        ----------
                                                                 1,778,599         4,028,599
 Retained deficit                                               (1,328,547)         (809,327)
                                                               -----------        ----------
     Total Stockholders' equity                                    450,052         3,219,272
                                                               -----------        ----------
     TOTAL LIALBILITIES & STOCKHOLDERS' EQUITY                 $   592,161        $3,351,068
                                                               ===========        ==========




  The accompanying notes are an integral part of these financial statements.

                   PRENTICE CAPITAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For The Years Ended December 31, 1996 and 1995


                                                  (Restated)        (Restated)
                                                 Common Stock       Additional
                                            -----------------------   Paid-in    Retained
                                                Shares      Amount    Capital    Deficit      Total
                                            ------------  --------- -----------  --------   ----------
BALANCE, January 1, 1995                        220,982   $    663  $1,132,346  ($125,598)  $1,007,411
Stock issued in exchange for
   investment services                            5,685         17     170,558        -        170,575
Stock issued in connection with the
   acquisition of Dameron, Levy &
   Baker P.A.                                    10,556         32     224,983        -        225,015
Stock issued in connection with the
   purchase of real estate                          367          1      54,999        -         55,000
Stock canceled in connection with the
   sale of real estate                             (367)        (1)    (54,999)       -        (55,000)
Stock issued in exchange for note
    receivalbe                                   75,000        225   2,249,775        -      2,250,000
Stock issued in exchange for personal
    services                                     16,667         50     249,950        -        250,000
Net loss for the year                              -           -          -       (683,729)   (683,729)
                                            ------------  --------  ----------   ---------  ----------
BALANCE, December 31, 1995                      328,889        987   4,027,612    (809,327)  3,219,272
Stock split                                        -          (954)        954        -           -
Adjust capital stock to $.03 per                   -         9,834      (9,834)       -           -
                                            -----------   --------  ----------   ---------  ----------
RESTATED, December 31, 1995                     328,889      9,867   4,018,732    (809,327)  3,219,272
Stock issued in exchange for cash
    and notes receivable                     12,000,000    360,000   5,640,000        -      6,000,000
Offset for notes receivables for
     stock issued                                  -           -    (8,250,000)       -     (8,250,000)
Net loss for the year                              -           -          -       (519,220)   (519,220)
                                            -----------   --------  ----------   ---------  ----------
BALANCE, December 31, 1996                   12,328,889   $369,867  $1,408,732 $(1,328,547) $  450,052
                                            ===========   ========  ========== ===========  ==========


  The accompanying notes are an integral part of these financial statements.

                   PRENTICE CAPITAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                For The Years Ended December 31, 1996 and 1995


                                                                    1996               1995
                                                                 ----------        ----------
REVENUE                                                          $2,090,115        $  887,854

COSTS AND EXPENSES
   Accounting and legal                                              79,159           112,478
   Depreciation and amortization                                     16,717            14,566
   Consulting services                                              171,006           329,221
   Public company expenses                                             -               22,176
   Salaries and benefits                                          1,061,550           755,415
   General and administrative                                     1,221,555           317,739
                                                                 ----------        ----------
                               Total costs and expenses           2,549,987         1,551,595
                                                                 ----------        ----------
                                   LOSS FROM OPERATIONS            (459,872)         (663,741)
                                                                 ----------        ----------
OTHER INCOME (EXPENSE)
   Interest income                                                    3,018            10,544
   Loss on disposal of assets                                       (40,140)          (15,285)
   Interest expense                                                 (22,226)          (15,247)
                                                                 ----------        ----------
     Net other income  (expense)                                    (59,348)          (19,988)
                                                                 ----------        ----------
                                               NET LOSS          $ (519,220)       $ (683,729)
                                                                 ==========        ==========
NET LOSS PER SHARE OF
 COMMON STOCK                                                    $    (0.14)       $    (2.24)
                                                                 ==========        ==========
 WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES AND COMMON
   SHARE EQUIVALENTS OUTSTANDING
   (RESTATED)                                                     3,726,149           304,711
                                                                 ==========        ==========



  The accompanying notes are in integral part of these financial statements.

                   PRENTICE CAPITAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                For The Years Ended December 31, 1996 and 1995


                                                                   1996            1995
                                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Reconciliation of net loss to net cash used in
   operating activities:
     Net loss                                                   $(519,220)      $(683,729)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
        Loss on disposal of fixed assets                           40,140            -
        Depreciation and amortization                              16,717          10,066
        Non-cash transactions                                       6,387          58,701
        Bad debt expense                                            5,417            -
      Increase (decrease) in current assets:
           Accounts receivable                                   (101,940)         65,541
           Prepaid expenses                                       112,104          43,558
      Increase (decrease) in current liabilities:
             Accounts payable                                      18,192            -
             Accrued expenses                                       3,447           8,017
                                                                ---------       ---------
         Total adjustments                                         60,324         185,883
                                                                ---------       ---------
    Net cash used in operating activities                        (418,756)       (497,846)
                                                                ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash - restricted                                                   -             46,771
 Marketable securities                                            450,000        (450,000)
 Purchase of property and equipment                               (17,509)        (81,140)
 Other receivables                                                 (3,019)        (28,496)
                                                                ---------       ---------
 Net cash provided by (used in) investing activities              429,472        (512,865)
                                                                ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Notes payable                                                     15,608            -
 Repayment of note payable                                           -            (19,785)
 Organization costs                                                  -               (500)
 Loans from related parties                                       (26,221)        213,185
   Cash as a result of stock exchange                                -             14,712
                                                                ---------       ---------
Net cash provided by financing activities                         (10,613)        207,612
                                                                ---------       ---------
INCREASE (DECREASE) IN CASH                                           103        (803,099)

CASH AT BEGINNING OF PERIOD                                          -            803,099
                                                                ---------       ---------
CASH AT END OF PERIOD                                           $     103       $    -
                                                                =========       =========

  The accompanying notes are an integral part of these financial statements.
                                     -23-

                   PRENTICE CAPITAL, INC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996 and 1995


NOTE 1:   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                Organization

Prentice Capital, Inc. was incorporated in Delaware on March 26, 1990, for the purpose of obtaining capital to take advantage of business opportunities which have potential for profit. On September 6, 1994, Prentice Capital acquired Universal Footcare, Inc. (a Florida corporation) through an exchange of stock.

On February 10, 1995, the Company's subsidiary, Universal Footcare, Inc. (Universal) acquired substantially all of the assets of Dameron Levy & Baker, P.A. (the "Clinic"), a podiatry clinic in Tampa, Florida.

On February 5, 1995, the Company established a wholly owned subsidiary, Casinos International, Inc., a Florida Corporation, for the purpose of operating a gaming cruise ship.

The Company was considered to be a development stage enterprise as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. Since inception until February 10, 1995, the Company was engaged primarily in organizational, fund raising activities, and investigating business opportunities.

                         Principles Of Consolidation

The consolidated financial statements include the accounts of Prentice Capital, Inc. and its wholly owned subsidiaries, Universal Footcare, Inc., and Casinos International, Inc., (collectively referred to as the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

                              Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                        Concentration of Credit Risks

The Company is primariily in medical services in connection with its podiatrist clinics in the Tampa Bay area, through insurance companies, medicare and medicaid, and private pay patients. Therefore, the Company is subject to a concentration of credit risks on its accounts receivable resulting from these sources of payment, and the local Tampa Bay area economy in the amount of $304,294.

                   PRENTICE CAPITAL, INC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996 and 1995


NOTE 1:   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                             Organization Costs

Organization costs, consisting principally of legal and professional fees incurred during the formation of the Company have been capitalized and are being amortized over a five-year period.

                                Depreciation

Property and equipment are carried at cost. Depreciation is computed using the straight-line method for financial reporting purposes at rates based on the respective assets estimated useful lives.

                                Income Taxes

The Company provides for deferred income taxes based on income reported for financial statement purposes. A provision for current and deferred income taxes is made under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the liability method specified in SFAS No. 109, deferred tax assets and deferred tax liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

The Company recognizes certain items of income and expense for financial reporting purposes in different periods from those in which such items are recognized for income tax purposes. No deferred income taxes are reflected on the accompanying financial statements due to the Company's losses from operations.


NOTE 2:   RESTRICTED CASH

Pursuant to the requirements of the Colorado Securities Act, the Company has escrowed 80% of the net offering proceeds ($45,660) of its initial public offering, to remain in escrow until such time as the Company enters into a definitive merger or acquisition agreement with a target company. On February 10, 1995, the Company completed an acquisition of an operating company, and upon filing the appropriate documents, the escrowed funds were released.


NOTE 3:   PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

                   PRENTICE CAPITAL, INC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996 and 1995



NOTE 3:   PROPERTY AND EQUIPMENT (Continued)



                                                             1996                     1995
                                                        --------------          --------------
Machinery and equipment                                 $       98,386          $      123,361
Furniture and fixtures                                          34,055                  43,270
Lease improvements                                              10,000                  10,000
Vesssel                                                         55,568                  55,568
                                                        --------------          --------------
                                                               198,009                 232,199
Less accumulated depreciation                                  (19,870)                 (8,827)
                                                        --------------          --------------
Net property and equipment                              $      178,139          $      223,372
                                                        ==============          ==============

NOTE 4:  DEBT

Long-term debt consists of the following:

                Bank note, payable in monthly installments of $494 per month, including interest at the rate of 8.475% per annum,
                        collateralized by computers and telephone system                $  15,608

                Less current portion of long-term                                           4,736
                                                                                        ---------
                Long-term debt                                                          $  10,457
                                                                                        =========

Scheduled principal payments are as follows:

                  Year Ending December 31,             Amount
                  ------------------------           ---------
                             1997                    $   4,737
                             1998                        5,209
                             1999                        5,662
                                                     ---------
                                                     $  15,608
                                                     =========


NOTE 5:   CAPITAL STOCK

                               Stock Issuances

Effective January 1, 1995, Prentice issued 170,555 shares (5,685 shares after the 1 for 30 split of June 10, 1996) of its common stock to an unrelated consultant in exchange for investment banking services during a three year period.

                    PRENTICE CAPITAL, INC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 and 1995


NOTE 5:   CAPITAL STOCK (Continued)

                         Stock Issuances (Continued)

On March 31, 1995, Prentice agreed to issued 11,000 shares (367 shares after the 1 for 30 split of June 10, 1996) of its common stock to the a Florida general partnership owned by the former shareholders of Dameron Levy & Baker, P.A. in connection with the purchase of real estate used in the Company's operations. The Company is also obligated to pay the general partnership $144,662 in cash.

On March 31, 1995, Prentice issued 316,666 shares (10,556 shares after the 1 for 30 split of June 10, 1996) of its common stock to the former shareholders of Dameron Levy & Baker, P.A., plus $100,002 in cash, in exchange for substantially all of the assets of that company.

On March 31, 1995, Prentice issued 2,250,000 shares (75,000 shares after the 1 for 30 split of June 10, 1996) of its common stock to its President, Alan S. Lipstein, in exchange for a single maturity payment promissory note of even amount held in escrow. The promissory note is payable on March 31, 1996 together with interest at the rate of 6% per annum. On December 15, 1995 the Company entered into an agreement with Alan S. Lipstein, the Companys president to exchange the promissory note for 450,000 shares of Med Vax Technologys common stock. Mr. Lipstein is also the president and one of the major shareholders of Med Vax Technology. Prior to the end of the year, it was determined that the shares of Med Vax Technology had become worhtless, therefore the carrying value of the shares of $2,250,000 was written off reestablishing the receivable for stock from Mr. Lipstein. This amount due to the Company was satisfied, subsequent to the end of the year, in connection with the cancellation of 7,800,000 shares of the Companys common stock from Alan S. Lipstein and Gerard Norton (Note 17).

On April 3, 1995, Prentice issued 500,000 shares (16,667 shares after the 1 for 30 split of June 10, 1996) of its common stock to Dr. Joel M. Levy in exchange for his services as president of Universal for a one year period. The shares, restricted under Section 144, were valued at $.50 per share.

On July 1, 1996, the Company entered into a stock purchase agreement with Vietri Investments, Ltd., an unrelated entity, for the sale of 1,000,000 shares of the Company's $.03 par value for $500,000, in exchange for a promissory note in the amount of $500,000. The promissory note is secured by the purchaser pledging the shares acquired, and bears interest at the rate of 10% per annum. The accrued interest is payable quarterly beginning November 30, 1996, and all the principal and accrued interest is payable in full on November 30, 1997. On March 17, 1997 in conjunction with the Purchase Agreement (Note 17) the promissory note was canceled.

On July 1, 1996, the Company entered into a stock purchase agreement with Roscom, Ltd., an unrelated entity, for the sale of 1,000,000 shares of the Company's $.03 par value for $500,000, in exchange for a promissory note in the amount of $500,000. The promissory note is secured by the

                    PRENTICE CAPITAL, INC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 and 1995


NOTE 5:   CAPITAL STOCK (Continued)

                          Stock Issuances (Continued)

purchaser pledging the shares acquired, and bears interest at the rate of 10% per annum. The accrued interest is payable quarterly beginning November 30, 1996, and all the principal and accrued interest is payable in full on November 30, 1997. On March 17, 1997 in conjunction with the Purchase Agreement (Note
17) the promissory note was canceled.

On June 6, 1996, the Company authorized the issuance of 10,000,000 shares of the Company's $.03 par value common stock, 5,000,000 shares to Alan S. Lipstein and 5,000,000 to Gerard Norton, in exchange for promissory notes from Mr. Lipstein and Mr. Norton in the original principal amount of $2,500,000 each. The promissory notes are secured by the respective purchaser pledging the shares acquired, and bears interest at the rate of 10% per annum. The accrued interest is payable quarterly beginning September 6, 1996, and all the principal and accrued interest in payable in full one year after the date of issuance. On March 17, 1997 in conjunction with the Unger Agreement (Note 17) Mr. Norton and Mr. Lipstein agreed to return 7,800,000 shares of the Companys common stock to the treasury in exchange for the cancellation of certain debts.

                             Reverse Stock Split

On June 10, 1996, the Board of Directors approved a 1 for 30 reverse stock split of the Company's $.0001 par value common stock, which became effective June 24, 1996. The par value of these shares were adjusted to $.03 per share. The historical shares outstanding were retroactively restated to reflect the effect of the reverse stock split as of the date of the initial stock issuances.


NOTE 6:   PREFERRED STOCK

On March 14, 1996, the Board of Directors approved the creation of a Series A Preferred Stock, and an offering of the preferred shares. The Company offered up to 10 investment units ("Units") at a purchase price of $250,000 per Unit. Each Unit consisted of 500,000 preferred shares. The preferred shares are non-voting, and entitle the holder to an annual dividend of $.50 per share, once the Company's net income is in excess of $1 million, payable in cash or in shares of the Company's common or preferred stock. Each share is convertible beginning on April 1, 1998 into shares of the Company's common stock. The Company can redeem the preferred shares on or after April 15, 2001 at a price of $10 per share.

On April 15, 1996, the Company sold to Roscom, Ltd., and Vietri Investments, Ltd., two unrelated entities, 4,000,000 and 1,000,000 shares respectively of the Company's Series A Preferred Stock in exchange for their promissory notes in the face amount of $2,000,000 and $500,000 respectively. The promissory notes mature on April 15, 1997, at which time all principal and accrued interest at the

                   PRENTICE CAPITAL, INC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996 and 1995


NOTE 6:   PREFERRED STOCK (Continued)


rate of 6% per annum is due. The promissory notes are secured by each purchaser pledging their respective shares of Series A Preferred stock.

On March 17, 1997, the Company, Roscom, Ltd., and Vietri Investments, Ltd. agreed to rescind the sale of preferred stock, by returning the preferred shares issued and by the cancellation of the promissory notes. Therefore, the issuance of the preferred shares were not recorded in the accompanying financial statements.


NOTE 7:   INCOME TAXES

No provision for income taxes is required for the years ended December 31, 1996 and 1995, because the Company has incurred net operating losses since its inception, and there are no previous earnings to which such losses may be carried back.

At December 31, 1996, the Company has net operating loss carryforward for Federal and state income tax purposes of approximately $1,216,920 which, if not used will expire as follows:


                Year of Expiration                 Amount
                ------------------              -----------
                        2005                    $       100
                        2006                          4,300
                        2007                          7,800
                        2008                          7,900
                        2009                        105,500
                        2010                        697,700
                        2011                        519,220
                                                -----------
                                                $ 1,342,520
                                                ===========

As of December 31, 1996 and 1995 total deferred tax assets and valuation allowance are as follows:


                                              1996                   1995
                                        ---------------         ---------------
Deferred tax assets resulting from
   loss carryforward                    $       304,200         $       163,500
Valuation allowance                            (304,200)               (163,500)
                                        ---------------         ---------------
                                        $          -            $          -
                                        ===============         ===============

                   PRENTICE CAPITAL, INC AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996 and 1995


NOTE 7:   INCOME TAXES (Continued)

The Company has unused book operating losses of $849,000 (including $19,300 by Universal Footcare prior to the merger) as a result of deficit accumulated during the development stage, to offset future taxable income.


NOTE 8:   NET LOSS PER SHARE OF COMMON STOCK

The net loss per common share is computed based on the weighted average number of historical shares outstanding during the periods presented, giving effect to the 1 for 30 reverse stock split effective June 24, 1996.

For purpose of computing the weighted average number of shares, all common shares outstanding were retroactively adjusted to the beginning of the periods presented.

Shares issued for nominal consideration have been treated as outstanding for the entire period, in accordance with rules established by the Securities and Exchange Commission. Common stock equivalents have been excluded because the effect of their inclusion would be antidilutive.


NOTE 9:   INCENTIVE STOCK OPTION PLAN

On March 26, 1990, the Company adopted an Incentive Stock Option Plan (the
Plan) under which options granted are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1986. Pursuant to the Plan, options to purchase up to 10,000,000 shares of the Company's common stock may be granted to employees of the Company.

The Plan is administered by the Board of Directors, which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price cannot be less than the market value of the common stock on the date of the grant (110% of the market value in the case of options granted to an employee who owns 10% or more of the Company's outstanding common stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to employees who own 10% or more of the Company's common stock). At December 31, 1996 no options have been granted pursuant to the Plan.


NOTE 10:   RELATED PARTY TRANSACTIONS

                             Office Arrangement

During 1995, the Company obtained a verbal arrangement with Alan S. Lipstein, the Company's president at the time, for an affiliated entity controlled by Mr. Lipstein to provide for the use of a

                   PRENTICE CAPITAL, INC AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996 and 1995


NOTE 10:   RELATED PARTY TRANSACTIONS (Continued)

                       Office Arrangement (Continued)

portion of a business office on a month to month basis, at no cost to the Company until February 1995, except for the reimbursement to the affiliate company for any out-of-pocket office expenses, not to exceed $200 per month. Subsequent to February 1995, the Company pays rent expense of $601 per month for the office space.

                              Due To Affiliates

During 1995, the Company received advances from Alan S. Lipstein in the amount of $80,055. In addition, Mr. Lipstein paid expenses in behalf of the Company in the amount of $25,109. The balance due to Mr. Lipstein by the Company at December 31, 1995, including interest at the rate of 9% per annum, is $111,104.

During 1996, Mr. Lipstein paid expenses in behalf of the Company in the amount of $134,800 and made cash advances to the Company of $15,800. Additionally, the Company accrued interest at the rate of 9% per annum in the amount of $26,500. On December 31, 1996, Mr. Lipstein reimbursed the Company $450,000 for funds paid to him for the purchase of stock (See, PURCHASE OF SECURITIES" below)

The balance due to Mr. Lipstein by the Company at December 31, 1996, including interest, rate of, is $53,200.

                           Purchase Of Securities

On January 28, 1995, the Company purchased from Mr. Alan S. Lipstein, the Companys president, 800,000 shares of common stock of Eagle Vision, Inc., a publicly traded company, for $450,000 in cash. Mr. Alan S. Lipstein, the Company's president, is also the president of and a major shareholder of Eagle Vision. On December 15, 1995, the Company exchanged the 800,000 shares of Eagle Vision stock for 100,000 shares of Med Vax Technology, Inc. valued at $5 per share. Mr. Alan S. Lipstein is also the president and one of the major shareholders of Med Vax Technology.

Prior to the end of the year, it was determined that the shares of Med Vax Technology became worthless, therefore, Mr. Lipstein reimbursed the Company for the $450,000 paid by the Company, by the cancellation of amounts otherwise due to Mr. Lipstein for salaries due to him and for expenses paid by Mr. Lipstein in behalf of the Company.

                            Employment Agreement

On December 1, 1994, the Company entered into an employment agreement with Alan
S. Lipstein, the Company's president, for an initial period of five years and automatically extended for unlimited

                   PRENTICE CAPITAL, INC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996 and 1995


NOTE 10:   RELATED PARTY TRANSACTIONS (Continued)

                      Employment Agreement (Continued)

successive one year periods unless previously terminated according to the terms of the agreement. For the services rendered be Mr. Lipstein under the agreement, the Company shall pay him a base compensation of $240,000 per year.

On December 19, 1994 and due to the Company's limited capital resources, Mr. Lipstein agreed to accept, in lieu of the monthly cash compensation, 50,000 shares of the Company's common stock, provided that the Company agrees to file a registration statement registering the shares for sale. On January 5, 1995, the Company filed a registration statement on behalf of Mr. Lipstein and registered the 50,000 common shares.


NOTE 11:   SUPPLEMENTAL CASH FLOW INFORMATION

For the years ended December 31, 1996 and 1995, cash payments of interest was $3,018 and $14,852 respectively. No payments for taxes were made in 1996 or 1995. Cash receipt of interest income was $-0- in 1996, and $4,604 in 1995.

Supplemental disclosure of non-cash operating, investing and financing activities are as follows:

Effective January 1, 1995, the Company issued 170,555 shares (5,685 shares after the 1 for 30 split of June 10, 1996) of its common stock to an unrelated consultant in exchange for investment banking services during a three year period.

On March 31, 1995, the Company agreed to issued 11,000 shares (367 shares after the 1 for 30 split of June 10, 1996) of its common stock to the a Florida general partnership owned by the former shareholders of Dameron Levy & Baker, P.A. in connection with the purchase of real estate used in the Company's operations. The stock was subsequently cancelled as a result of a sale of the real estate to the partnership.

On March 31, 1995, Company issued 316,666 shares (10,556 shares after the 1 for 30 split of June 10, 1996) of its common stock to the former shareholders of Dameron Levy & Baker, P.A., plus $100,002 in cash, in exchange for substantially all of the assets of that company.

On March 31, 1995, the Company issued 2,250,000 shares (75,000 shares after the 1 for 30 split of June 10, 1996) of its common stock to its President, Alan S. Lipstein, in exchange for a single maturity payment promissory note of even amount held in escrow.

                   PRENTICE CAPITAL, INC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996 and 1995



NOTE 11:   SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

On April 3, 1995, the Company issued 500,000 shares (16,667 shares after the 1 for 30 split of June 10, 1996) of its common stock to Dr. Joel M. Levy in exchange for his services as president of Universal for a one year period.

On December 15, 1995 the Company entered into an agreement with Alan S. Lipstein to exchange his $2,250,000 promissory note for 450,000 shares of Med Vax Techonologys common stock.

On December 15, 1995, the Company exchanged 800,000 shares of Eagle Vision stock for 100,000 shares of Med Vax Technology, Inc. valued at $5 per share.

On June 6, 1996, the Company issued 5,000,000 shares of its common stock to Mariner Financial of Florida ,Inc(a privately held company of Alan Lipstein, the Companys President), and 5,000,000 shares of its common stock to Gerard Norton, its Vice President, in exchange for promissory notes in the principal amount of $2,500,000 respectively.

On July 1, 1996, the Company issued 1,000,000 shares of its common stock to Roscom, Ltd. in exchange for a promissory note in the amount of $500,000.


NOTE 11:   SUPPLEMENTAL CASH FLOW INFORMATION (Continued

On July 1, 1996, the Company issued 1,000,000 shares of its common stock to Vietri Investments, Ltd. in exchange for a promissory note in the amount of $500,000.


NOTE 12:   EXCHANGE OF STOCK

Effective on September 6, 1994, the Company completed of an Agreement Concerning the Exchange of Common Stock whereby Prentice Capital, Inc. (Prentice) acquired all of the issue and outstanding common and preferred stock of Universal Footcare, Inc. (Universal) in exchange for which Prentice issued to the shareholders of Universal 5,800,000 shares of Prentice's $.0001 par value common stock. The acquisition was accounted as a purchase, similar to a reverse acquisition. The accounts of Prentice have been consolidated with those of Universal as of September 6, 1994.

On August 4, 1994, in accordance with the terms of the Agreement, two of the former Directors of Universal, Alan S. Lipstein and Gerald Norton, as well as another individual, Dr. Joel Levy were elected as Directors of Prentice, and concurrently, Timothy J. Brasel, Prentice's sole Director at the time resigned his position.

                    PRENTICE CAPITAL, INC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 and 1995


NOTE 13:   MERGER

On February 10, 1995, Prentice Capital, the Company's subsidiary, Universal Footcare, Inc. (Universal) and Dameron Levy & Baker, P.A. (the "Clinic"), completed a "forward triangular merger", merging the Clinic with and into Universal, at the conclusion of which Universal, remains as the surviving entity and the corporate existence of the Clinic terminated and expired.

In connection with such merger the Company issued 316,666 shares (10,556 shares after the 1 for 30 split of June 10, 1996) to the former shareholders of the Clinic, and agreed to register these shares as part of the Registration Statement the Company intends to file with the Securities and Exchange Commission, subject to whatever restrictions may be imposed upon the sale of such shares by the underwriter of the public offering.

The Company also committed to issued additional shares to the former shareholders of the Clinic, if at the time these shares can be freely transferred under the Registration Statement, or July 1, 1996 if earlier, the value of the shares issued to them in connection with the merger is less than $3 per share. The Company would issue such additional shares so that the value of the original shares issued plus the additional shares equal the product of $3 per share.

The Company agrees to keep the Registration Statement effective until all the registered shares owned by the former shareholders of the Clinic are sold, or one year from the date on which any lock-up restrictions imposed by the underwriter are waived (the "True-Up Date), but in no event later than July 1, 1997. If on the True-Up Date, the value of the shares then held by the former shareholder of the Clinic, plus the gross proceeds of any shares previously sold is less than the product of the 316,666 multiplied by $3, then the Company will issue the former shareholders of the Clinic a non-interest bearing promissory note for the deficiency, payable within 90 days thereafter.

                            Employment Agreements

In connection with the merger agreement discussed above, the Company entered into employment agreement with the three professional employees of the Clinic all of which were also shareholders of the Clinic. The employment agreement cover a period of ten years ending on January 31, 2005. The compensation under these agreements is based on an increasing scale of collections of accounts receivable generated by each employee.


NOTE 14:    PURCHASE OF REAL ESTATE

Simultaneously with the execution of the merger agreement discussed above, Dameron, Levy & Associates, a Florida general partnership owned by the shareholders of the Clinic, entered into an agreement to sell to the Company an office building being used to house the main office of the Clinic. The purchase price was $450,000 plus 11,000 shares (367 shares after the 1 for 30 split of June 10, 1996) of the Company's common stock.

                   PRENTICE CAPITAL, INC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996 and 1995


NOTE 14:    PURCHASE OF REAL ESTATE (Continued)

On December 15, 1995, the Company entered into an agreement to sell the building to the partnership in exchange for the remaining bank debt, the amounts due by the Company to the partnership, and the cancellation of 11,000 shares (367 shares after the 1 for 30 split of June 10, 1996) of the Company's common stock.


NOTE 15:   GAMING SHIP FINANCING

On December 23, 1996, the Company received a formal commitment letter from the Royal Bank of Scotland for a loan facility in the amount of $6.5 million to partially finance the proposed construction of a luxury gaming cruise ship.
The loan would be for a term of 8 years at 2.5% over LIBOR rate, with a commitment fee of 1.25% and an arrangement fee of 2.5% of the loan amount. The commitment contains certain operating restrictions.

The projected capital expenditure for the construction of the ship is $14,070,000, therefore the Company would be required to provide the additional $7,570,000.

The Company was in process of negotiating with an underwriter for a stock offering with anticipated proceeds of $5 million. That underwriting process was not successful.


NOTE 16:   OPERATING LEASE OBLIGATIONS

The Company conducts its operations which consist principally of podiatrist clinics under operating leases ranging from $5,700 to $44,000 per annum. Rental expense for the year ended December 31, 1996 was $71,200.


NOTE 17:    SUBSEQUENT EVENTS

                         Casino International Merger

On February 26, 1997, the Company, together with its wholly owned subsidiary Casino International, Inc., entered into an Agreement and Plan of Reorganization with Eco2, Inc., a publicly traded company, its wholly owned subsidiary, Eco2 Acquisition, Inc. whereby Casino International would be merged into Eco2 Acquisition, Inc. As a result of this merger contemplated by this agreement, Prentice received 5,000,000 shares of Eco2, Inc. $.03 par value common stock and a promissory note in the amount of $500,000.

The promissory note, including interest at the rate of 8% per annum, is payable in sixty equal monthly installments of $10,138, the first installment being payable on March 31, 1997. No

                   PRENTICE CAPITAL, INC AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996 and 1995



NOTE 17:    SUBSEQUENT EVENTS (Continued)

                   Casino International Merger (Continued)


payments have been received by the Company. The promissory note is secured by 100 shares, representing 100% of the outstanding shares of common stock of Casino International, Inc. held in escrow in accordance with an Escrow and Disposition Agreement of even date.

On the effective date of the merger, the existing members of the Board of Directors of Eco2, Inc. appointed Alan S. Lipstein, the president of the Company, as director of Eco2, Inc., and immediately thereafter the former members of the Board of Directors and Officers of Eco2, Inc. resigned.

Eco2, Inc. and Prentice jointly and severally agreed to indemnify Charles Ledford, Vivian Ledford, and Raymond Ledford, all of the officers and directors of Eco2, Inc., as well as Energy Systems, Inc., a company owned by the Ledfords, (hereinafter collectively referred to as "Indemnitees") from and against any and all damages, losses, obligations, deficiencies, liabilities, claims, encumbrances, penalties, costs and expenses, including reasonable attorney's fees, which the Indemnitees may suffer or incur, resulting from (a) their being an officer or director of Eco2, Inc.; (b) the transaction contemplated under the merger contemplated under this agreement; (c) misrepresentations, breach of warranty, or nonfulfillment of any of the covenants or agreements of Casinos International in this agreement or from any misrepresentation in or omission from any certificate or document furnished or to be furnished to the Indemnitees hereunder, and; (d) any and all actions, suits, investigations, proceedings, demands, assessments, audits, judgments, and claims arising out of the foregoing.

                          Universal Footcare Merger

On March 26, 1997, the Company, together with its wholly owned subsidiary Universal Footcare, Inc., (Universal) entered into an Agreement of Merger with Footcare Centers of America, Inc., (FCA) its wholly owned subsidiary, Footcare Acquisition, Inc., (Acquisition) and Dr. Joel M. Levy, D.P.M., James P. Dameron, D.P.M., and Steven Baker, D.P.M. (Podiatrists), whereby Universal would be merged into Aquisition.

According to the agreement Footcare Centers of America will purchase the operations of the Clinics for a combination of cash and stock. As part of the terms of the transaction, employment agreements withe the former Dameron, Levy & Baker principals will be renegociated, superseding prior commitments by Prentice Capital concerning shares of Prentice stock issued in connection with the 1995 acquisitions of the Clinics by Prentice Capital.

On the effective date of the merger, the existing members of the Board of Directors of Acquisition immediately prior to the merger remain as officers and directors of the surviving company.

                   PRENTICE CAPITAL, INC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996 and 1995



NOTE 17:    SUBSEQUENT EVENTS (Continued)

                         Purchase Of Mineral Rights

On March 17, 1997, the Company and Chartwell International, Inc., a Nevada corporation ("Chartwell") entered into a Purchase and Sale Agreement (the "Purchase Agreement") pursuant to which the Company purchased certain gypsum mining property rights located in Washington County, Utah, generally known as Riverview Placer Claims and New Riverview Claims (the "Claims") in exchange for $4,000,000 in cash, cash equivalents and restricted shares of the Company's $.03 par value common stock.

Under the terms of the Purchase Agreement, the Company delivered to Chartwell 1,000,000 shares of Common Stock of the Company (the "Closing Shares"). Additionally, pursuant to the Purchase Agreement, in the event that on April 1, 1997 (which date was subsequently extended until April 15, 1997 by that certain Extension Agreement, as herein described, dated April 2, 1997 between the Company and Chartwell), the market value of the Closing Shares is less than $4,000,000, then the Company shall deliver to Chartwell a sufficient number of additional shares of the Company's Common Stock (the "Exchange Shares") having a market value equal to the difference between the value of the closing shares on April 1, 1997 (subsequently extended until April 15, 1997 by that certain Extension Agreement dated April 2, 1997 between the Company an and Chartwell) and $4,000,000. Further, under the terms of that certain agreement between the Company and Chartwell, dated April 10, 1997 (the "Amended Purchase Agreement"), for purposes of determining the market value of the Common Stock under the Purchase Agreement, such market value shall be determined based on the closing bid price of the Company's Common Stock on April 15, 1997.

The Purchase Agreement also provides that in the event that on April 1, 1998, the date on which all restrictions on the Closing Shares and the Exchange Shares shall be removed, the market value of the Closing Shares plus the Exchange Shares is not equal to or in excess of $4,000,000, then the Company has the right and obligation to issue Chartwell additional shares, or deliver to Chartwell cash equal to the difference between the market value of the Closing Shares plus the Exchange

Shares and $4,000,000, or, in lieu thereof, return to Chartwell the Claims, with Chartwell retaining all shares of Common Stock previously issued to them. All shares of Company Common Stock issued under the Purchase and Amended Purchase Agreements are restricted securities under the Securities Act of 1933 and will be legended with the normal Securities Act of 1933 restrictive legend. Further, the Company has agreed to grant Chartwell, on customary terms, piggyback registration rights on all shares of common stock issued pursuant to the Purchase and Amended Purchase Agreements.

On April 2, 1997, the Company and Chartwell entered into an Extension Agreement (the "Extension Agreement") pursuant to which each of the parties agreed to extend the time period established in the Purchase Agreement for valuing the market price of the Closing Shares from April 1, 1997 to April 15, 1997. Additionally, pursuant to the Extension Agreement, the parties agreed that the

                   PRENTICE CAPITAL, INC AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996 and 1995



NOTE 17:    SUBSEQUENT EVENTS (Continued)

                    Purchase Of Mineral Rights (Continued)

Company shall deliver to Chartwell 1,000,000 shares of the Company's Common Stock on or before April 4, 1997. The parties have also agreed that in the event that on April 15, 1997, the bid price of the Company's Common Stock is $4.00 per share or greater, Chartwell shall return to the Company the 1,000,000 shares referenced in the sentence above, or the Exchange Shares, as that term is used in the Purchase Agreement such that the stock retained by Chartwell has a market value on April 15, 1997 of $4,000,000. Further, pursuant to the Extension Agreement, the Company shall deliver to Chartwell $100,000 on or before April 15, 1997, plus shares of the Company's Common Stock (unrestricted) that together with the $100,000 will equal $500,000 based on the bid price on the day of delivery.

                         Option To Sell Common Stock

On March 10, 1997, the Company and Lee J. Unger entered into an agreement (the "Unger Agreement") pursuant to which the Company agreed to sell to Mr. Unger 5,000,000 shares of its restricted common stock at a price of $.05 per share, which purchase shall be effected by delivery by Mr. Unger of an assignable Promissory Note bearing interest at 6% per annum and due payable one year from the date of the Unger Agreement.

                            Cancellation Of Stock

Under the terms of the Unger Agreement referred to above, Alan S. Lipstein and Dr. Gerard Norton have agreed to contribute back to the capital of the Company an aggregate of 7,800,000 shares of common stock in exchange for the cancellation of promissory notes due and payable to the Company in the following amounts due by the respective parties: Dr. Gerard Norton - $2,500,000; Alan S. Lipstein - $2,500,000; Roscom Limited - $400,000; and
Veitri Investments, Ltd. - $400,000.

                            Election Of Officers

Pursuant to the Unger Agreement referred to above, Mr. Lee Unger was elected President and director of the Company. Simultaneously with the agreement, Mr. Alan S. Lipstein and Dr. Gerard Norton resigned as officers and directors of the Company leaving Mr. Unger as the sole officer and director of the Company.

                          Purchase of MRI Business

On June 3, 1997, the Company, entered into a Stock Purchase Agreeemnt (Agreement) with U.S.A. Diagnostics, Inc., a Florida corporation (Diagnostics), and its sole shareholder, Nate Hollander, for the acquisition of 100% of the capital stock of Diagnostics and the assets of MRI Management

                   PRENTICE CAPITAL, INC AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996 and 1995


NOTE 17:    SUBSEQUENT EVENTS (Continued)

                     Purchase of MRI Business (Continued)

Services, Inc.(MMS) and Bentley Designers and Builders, Inc.(BDB) consisting of two Magnetic Resonance Imaging (MRI) units. Mr. Hollander is the sole shareholder of MMS and DBD, each of which owns one mobile MRI unit with an estimated value of $500,000 each.

Diagnostics is in the business of magnetic resonance imaging and neurological nerve conduction testing in the South Florida area.

The aggregate purchase price of Diagnostics and the two MRI units is $5,500,000 payable $4,000,000 in cash at the closing, and shares of restricted common stock of the Company having a value of $1,500,000, determined by the average closing bid price over the five trading day period preceeding the date of the Agreement.

Within 45 days of signing the Agreement, the Company is to deposit $1,750,000 into an escrow account, and within 75 days the Company is to use its best efforts to obtain a firm commitment underwriting, represented by a letter of intent satisfactory to Mr. Hollander, to raise net proceeds of no less than $2,500,000 to be used as part of the cash required for closing. According to the Agreement, the Company is to have an effective registration statement and closing of the firm commitment underwriting within 175 days of this Agreement. Should the Company fail to secure a firm commitment underwriting within 45 days or have a firm commitment underwriting within 75 days, or such longer period as the parties may mutually agree, then the escrowed funds will be returned to the Company and the Agreement will terminate.

The shares representing the $1,500,000 are to be paid 10% at the closing and the remaining 90% on February 2, 1998. However, in the event closing does not occur prior to February 2, 1998, then the entire 100% of the shares will be paid at closing.


NOTE 18:   SUBSEQUENT EVENTS PROFORMA INFORMATION

The following is a proforma balance sheet of the material post balance sheet subsequent events. These events have not been audit.



                             TABLE ON NEXT PAGE

                   PRENTICE CAPITAL, INC AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 and 1995


NOTE 18:   SUBSEQUENT EVENTS PROFORMA INFORMATION



           ASSETS               At 12/31/96                    Adjustments              Proforma
-----------------------------   -----------                    -----------             -------------
Current assets                  $   411,076            (C)     $  (326,812)            $      84,264
Property and equipment              178,139            (B)         (55,568)
                                                       (C)        (122,571)                      -0-
Mineral rights                                         (A)       4,100,000                 4,100,000
Note receivable                                        (B)         500,000                   500,000
Investment in restricted stock                         (B)       1,100,000                 1,100,000
Other assets                          2,946                                                    2,946
                                -----------                    -----------             -------------
                                $   592,161                    $ 5,195,049             $   5,787,210
                                ===========                    ===========             =============
   LIABILITIES & CAPITAL
-----------------------------
Current liabilities             $   131,867            (A)     $   100,000             $     178,490
                                                       (C)         (52,748)
Long-term debt                       10,871            (C)         (10,871)                      -0-
Capital stock                       369,867            (A)          60,000                   195,867
                                                       (D)        (234,000)
Paid-in-capital                   9,658,732            (A)       3,940,000                 5,257,695
                                                       (C)        (325,037)
                                                       (D)      (8,016,000)
Receivable for stock issued      (8,250,000)           (D)       8,250,000                       -0-
Retained deficit                 (1,328,547)           (B)       1,544,432                   155,158
                                                       (C)         (60,727)
                                -----------                    -----------             -------------
                                $   592,161                    $ 5,195,049             $   5,787,210
                                ===========                    ===========             =============



(A) To record the purchase of gypsum mining mineral rights from Chartwell International, Inc. by the issuance of 2,000,000 shares of the Companys $.03 par value common stock valued at $2 per share, representing the five-day average bid price of the stock, and the payment of $100,000 by a third party on behalf of the Company.

(B) To record the merger of Casino International, Inc. into Eco2, Inc. by the issuance of 5,000,000 shares of Eco2, Inc. $.01 par value common stock valued at $.22 per share and a promissory note for $500,000.

(C) To record the transfer of all of the assets and liabilities of Universal Footcare Clinics to Footcare Centers of America in exchange for the cancellation of certain liabilities resulting from the issuance of Prentice Capital stock to the previous shareholders of Dameron, Levy and Baker, PA..

(D) To record the cancellation of 7,800,000 shares of the Companys stock in exchange for liabilities resulting from previous sales of stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Prentice Capital had no change in or disagreements with its accountants during the last two fiscal years.





                 (Remainder of page left blank intentionally.)

                                    PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following individuals were the Directors and Officers of Prentice Capital during its 1996 fiscal year. These officers and directors have subsequently resigned. All Directors are elected annually by the shareholders to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors to serve at the pleasure of the Board.


   NAME                               POSITION                              AGE
   ----                               --------                              ---
Alan S. Lipstein              Chairman of the Board and                      49
                              Director, President and Chief
                              Executive Officer


Gerard Norton                 Secretary and Director                         61


Joel M. Levy                  President, Universal Footcare                  48



         ALAN S. LIPSTEIN, age 49, was the President, Chief Executive Officer and Chairman of the Board of Directors of Prentice Capital, Inc., a corporation whose stock is traded on the NASDAQ OTC Bulletin Board. Mr. Lipstein has served in such capacity since August 1994. Prentice Capital was engaged in the business of owning and operating podiatry practices in Tampa, Florida and intended to engage in the business of owning and operating gaming vessels based in South Florida. While serving as the Chief Executive Officer of Prentice Capital, Inc., Mr. Lipstein also served as the Chief Executive Officer and President of Advantage Life Products, Inc., a corporation whose stock is traded on the NASDAQ Small Cap Market. Mr. Lipstein served in such position from August 1995 until December 1995 and again from February 1996 to December 31, 1996. Advantage Life was engaged in the business of selling consumer products through "infomercials" and was also engaged in the business of environmental remediation, through its wholly owned subsidiary, Environmental Professionals, Inc. ("Enpro"). Mr. Lipstein has served as the Vice President and Director of Enpro since July 1993. Mr. Lipstein also served as the Chief Executive Officer and President of Eagle Vision, Inc., a corporation that previously owned Enpro. Mr. Lipstein has held such positions since 1989. Mr. Lipstein owns equity interests in, and has served as the officer and director of, various other private and public companies including Mariner Financial Corporation, Lipper Video, Inc., Parkdale Capital Corporation, A & L Prescott, Inc., Southnet Corporation and Ivory Coast, Inc.

         DR. GERALD NORTON, age 61, was the Vice President and a Director of Prentice Capital, Inc., a corporation whose stock is traded on the NASDAQ OTC Bulletin Board. Mr. Norton had served in such capacity since August 1994. Prentice Capital was engaged in the business of owning and operating podiatry practices in Tampa, Florida and intended to engage in the business of owning and operating gaming vessels based in South Florida. While serving as the Vice President of Prentice Capital, Inc., Mr. Norton also served as the Vice President of Advantage Life Products, Inc., a corporation whose stock is traded on the NASDAQ Small Cap Market. Mr. Norton served in such position from August 1995 until December 1995 and again from February 1996 to December 31, 1996. Advantage Life was engaged in the business of selling consumer products through "infomercials" and was also engaged in the business of environmental remediation, through its wholly owned subsidiary, Environmental Professionals, Inc. ("Enpro"). Mr. Norton has served as the Vice President and Director of Enpro since July 1993. Mr. Norton also served as the Vice President of Eagle Vision, Inc., a corporation that previously owned Enpro. Mr. Norton has held such positions since 1989. Previous thereto, Mr. Norton was engaged in business as a self employed consultant, for the period beginning July 1990 and ending August 1991, on a full time basis by Great Lakes Environmental, Ltd., a Canadian corporation ("Great Lakes") that contemplated acquiring the common stock of Frontier Chemical. Mr. Norton's duties included analyzing, on behalf of Great Lakes, the economic feasibility of acquiring Frontier Chemical. From February 1990 to July 1990, Mr. Norton was employed as the President of Xysys Systems, Inc., a corporation based in Ann Arbor, Michigan, engaged in the automotive computer aided design ("CAD") software business. Prior thereto, from January 1989 to February 1990, Mr. Norton worked in England and, as a self employed consultant, provided managerial consulting services, on a full time basis, to Ortech, Ltd., an engineering firm specializing in providing services to the coal mining industry. From August 1988 to December, 1988, Mr. Norton was employed as the Chairman and Chief Executive Officer of Xysys International, Inc., the holding company for Xysys Systems, Inc.

         JOEL M. LEVY, Doctor of Podiatric Medicine (DPM), obtained his Bachelor of Arts degree at the State University of New York of Buffalo. Upon graduation from the State University of New York, Dr. Levy received a Doctorate in Podiatric Medicine at the New York College of Podiatric Medicine in 1974. During 1975, Dr. Levy was employed, for one year, as a resident in Foot Surgery at the New York College of Podiatric Medicine and Affiliated Hospitals. Upon completion of his residency program, Dr. Levy entered private practice in 1976 and has been employed by Universal Footcare and its predecessors (Dameron-Levy) since that time. Dr. Levy is currently a licensed Podiatrist in Florida and New York, a Diplomate of the National Board of Podiatric Examiners and a Fellow of the International College of Podiatric Laser Surgery. Originally appointed by the Governor of the State of Florida in 1987, Dr. Levy is currently Chairman of the Board of Podiatric Medicine - Florida, where he directs the Department of Business and Professional Regulations. Dr. Levy is board certified in Primary Care and Podiatric Surgery.

SECTION 16 REPORTS

         The requirements imposed by Section 16(a) of the Securities Exchange Act of 1934, as amended, provide that Prentice Capital's Officers and Directors, and persons who own more than ten percent of Prentice Capital's Common Stock, file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5) with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish Prentice Capital with copies of all such forms they file. Based solely on its review of the copies of such forms received, Prentice Capital believes that all of its officers, directors and greater than 10% shareholders filed such reports in a timely manner.

ITEM 11.         EXECUTIVE COMPENSATION

                               CASH COMPENSATION
                           SUMMARY COMPENSATION TABLE

                                                               Long Term Compensation
                                                           ---------------------------------
                             Annual Compensation                   Awards            Payouts
                       ---------------------------------   ---------------------     -------
                                                           Restricted
 Name and                                  Other Annual      Stock                    LTIP        All Other
 Principal             Salary     Bonus    Compensation     Award(s)    Options/     Payouts    Compensation
 Position     Year       $          $           $              $        SAR's (#)       $            $
 --------     ----    --------   ------   -------------    ---------    ---------    -------    ------------
 Alan S.
 Lipstein,    1996    240,000
 Chief        1995    240,000
 Executive
 Officer

 Gerard
 Norton,      1996          0
 Vice         1995     29,900
 President

 Joel
 Levy,        1996    155,925
 Vice-        1995     90,000
 President


         Prentice Capital may adopt additional compensation programs at a later date suitable for its executive personnel. Prentice Capital is unable to predict at this time the format or manner of compensation to be included in any such program.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table enumerates, as of March 9, 1997, the name, address and ownership, both by numerical holding and percentage interest, of Prentice Capital's Common Stock by (1) the beneficial owners of more than five percent of Prentice Capital's outstanding Common Stock; (2) the Directors and Executive Officers of Prentice Capital, individually; and (3) the Directors and
Executive Officers as a group.   There are no shares which each of the
following could purchase under outstanding stock options, warrants, conversion privileges or other rights which were exercisable as of March 9, 1997.

         In preparing the following tables, Prentice Capital has relied upon statements filed with the Securities and Exchange Commission by beneficial owners of more than 5 percent of Prentice Capital's outstanding Common Stock pursuant to Section 13(d) or 13(g) of the Securities Act of 1934, unless Prentice Capital knew or had reason to believe that the information contained in such statements was not complete or accurate, in which case Prentice Capital relied upon information which it considered to be accurate and complete.





                (Remainder of page left blank intentionally.)

Title                                                                                Percent
Class       Name and Address                            Amount                      of Class
-----       ----------------                            ------                      --------
Common      Alan S. Lipstein (Chairman of               56,505                          .46%
            the Board and Director)
            4332 Carrollwood Village Drive
            Tampa, Florida 33624

Common      Gerard Norton (Vice President,           5,001,667                        40.57%
            Secretary and Director)
            7000 Hummingbird Lane,
            New Port Richey, Florida 34655

Common      Dr. Joel Levy (Vice President)              21,117                          .17%
            2511 W. Martin Luther King Blvd.
            Tampa, Florida 33607

Common      Vietri Investments, Ltd.                 1,000,000                         8.11%
            17 Bond
            St. Helier, Jersey
            Channel Islands

Common      Management as a Group (3 Persons)        5,079,289                        41.20%


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS WITH MANAGEMENT
                 AND OTHERS

         On January 28, 1995, Prentice Capital acquired 800,000 shares of the common stock of Eagle Vision, Inc. ("Eagle Vision") from Alan Lipstein in exchange for a cash payment of $450,000. At the time of the transaction, Mr.
Lipstein was a director of Eagle Vision and also served as its president.   Mr.
Lipstein had acquired the Eagle Vision shares for $450,000.

         Effective February 10, 1995, Prentice Capital issued 133,000 shares of its common stock to Joel M. Levy in exchange for his shares of Dameron-Levy. Dr. Levy, who is the current President of Universal Footcare, had no prior affiliation with Prentice Capital.

         On March 31, 1995, Prentice Capital issued 2,250,000 shares (75,000 shares after the 1 for 30 split of June 10, 1996) of its capital stock to Alan
S. Lipstein in exchange for his promissory note in the principal amount of $2,250,000 (the "Lipstein Note"). The note bore interest at the rate of 6% per annum and all principal and accrued interest thereon was due in one lump sum payment on March 31, 1996. The Lipstein Note was subsequently satisfied by the transfer to the Company of 450,000 shares of the common stock of Med-Vax Technologies, a corporation of which Mr. Lipstein is an affiliate. On
December 31, 1996 it was determined by the Company that the shares of Med-Vax Technologies had become worthless, therefore the carrying value of the shares of $2,250,000 was written off reestablishing the receivable for the common stock issued to Mr. Lipstein.

         On April 3, 1995, Prentice Capital issued 500,000 shares (16,667 shares after the 1 for 30 split of June 10, 1996) of its capital stock to Joel Levy in partial payment of the compensation due to Dr. Levy for his services to Prentice Capital during the term of his three year employment agreement, wherein Dr. Levy is to receive annual compensation of $180,000.

         During 1995, Alan Lipstein advanced $111,104 to Prentice Capital. The amounts owed to Mr. Lipstein are evidenced by a demand note bearing interest at the rate of 9% per annum. During 1996, Alan Lipstein made cash advances to the Company in the amounts of $15,800, paid Company expenses in the amount of $134,800 and repaid advances made to him by the Company in the amount of $400,000. As of the end of the fiscal year 1996, the Company owed Mr. Lipstein $53,200, which includes $26,500 in accrued interest. The amounts owed to Mr. Lipstein are evidenced by a demand note bearing interest at the rate of 9% per annum.

         On July 1, 1996, the Company sold 1,000,000 shares of its common stock to each of Vietri Investments, Ltd. and Roscom Limited, respectively, in exchange for, in each case, their respective promissory note in the face amount of $500,000. The promissory notes were to mature on November 30, 1997, however, on March 17, 1997 in conjunction with the Company's acquisition of assets from Chartwell International, Inc. the promissory notes were cancelled.

         On June 6, 1996, the Company authorized the issuance of 10,000,000 shares of its common stock, 5,000,000 shares to each of Alan S. Lipstein and Gerard Norton, in exchange for their respective promissory notes, each in the face amount of $2,500,000. The promissory notes were secured by the respective purchaser pledging the shares he acquired and bore interest at the rate of 10% per annum. The accrued interest under the notes was to be paid beginning September 6, 1996 and was to continue to be paid in quarterly installments until June 6, 1997, at which time all principal and accrued interest due under the notes was to be paid in full. On March 17, 1997, in conjunction with the acquisition of assets from Chartwell International, Inc., the promissory notes were cancelled, and Mr. Norton and Mr. Lipstein returned to the Company 7,800,000 shares of the Company's common stock.





                  (Balance of Page Intentionally Left Blank)

ITEM 14.         EXHIBITS



                 Item # Assigned
                 Exhibit in Item 601 of
Exhibit #        Regulation S-B                             Description of Document
---------        --------------                             -----------------------
                 10                                         Agreement and Plan of Merger by and among Prentice Capital,
                                                            Universal Footcare and Dameron-Levy dated February 10, 1995.*

                 10                                         Employment Agreement between the Company and Joel Levy.**

                 21                                         Subsidiaries of registrant.**

                 27                                         Financial Data Schedule (for SEC use only)





__________________

* Incorporated herein by reference to the Company's Report on Form 8-K for events first occurring on February 10, 1995.

** Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for its fiscal year ending December 31, 1995

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 18th day of July 1997.

                                         Prentice Capital, Inc.



                                        By:  /s/ Alan S. Lipstein
                                           --------------------------------
                                           Alan S. Lipstein
                                           Chief Executive Officer

         In accordance with the Exchange, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.



      SIGNATURE                                    TITLE                                            DATE
      ---------                                    -----                                            ----

/s/ Alan S. Lipstein                    Chairman of the Board of Directors,
----------------------                     Chief Executive Officer,
Alan S. Lipstein                           Chief Financial Officer and
                                           Principal Accounting Officer                           July 18, 1997


/s/ Gerard Norton                       Secretary and Director                                    July 18, 1997
----------------------
Gerard Norton
