Form 10QSB
period 1997-03-31
PRENTICE CAPITAL INC
filed 1997-07-25
CIK 870256

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  FORM 10-QSB

(X) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act Of 1934.
For the period Ended                  March 31, 1997
                    ------------------------------------------------------------

                                         or

( ) Transition Report Pursuance to Section 13 or 15 (d) of the Securities Exchange act of 1934.

For the transition period from ______________________  to ______________________

Commission File Number                       0-24952
                      ----------------------------------------------------------

                             PRENTICE CAPITAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        84-1139554
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

   2898 UNIVERSITY DRIVE, SUITE 43, CORAL SPRINGS, FLORIDA      33065
--------------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

                                 (954) 340-5916
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

                                      NONE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes      X              No
                              ----------             ----------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicated by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         Yes                    No
                             ----------             ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 1997, Registrant had 11,529,142 shares of common stock, $.03 par value, outstanding.

ITEM 8.     FINANCIAL INFORMATION

The financial statements are attached hereto as required by Rule 14(a)-
3(b)

(a) 1.    Financial Statements
                                                                          Page
                                                                         Number
                                                                         ------

        Consolidated Balance Sheets as of March 31, 1997
        (Unaudited) and December 31, 1996                                  1

        Consolidated Statements of Operations, for the Three
        Months Ended March 31, 1997 and March 31, 1996                     2

        Consolidated Statements of Cash Flows, for the Three
        Months Ended March 31, 1997 and March 31, 1996                     3

        Consolidated Statements of Stockholders' Equity, for
        the Three Months Ended March 31, 1997                              4

        Notes to Consolidated Financial Statements                         5

(a) 2.     Management's Discussion and Analysis of Financial
           Conditions and Results of Operations                          6 - 9

(a) 3.     OTHER INFORMATION                                               10

SIGNATURES                                                                 11




                  (Remainder of page left blank intentionally)

                     PRENTICE CAPITAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                           (Unaudited)
                                                            March 31,      December 31,
                                                               1997            1996
                                                          ------------     -----------
CURRENT ASSETS
   Cash                                                   $        100     $       103
   Accounts receivables, less allowance for
     doubtful accounts of $-0- and $79,943                         -           304,294
   Other receivables                                            37,310          36,557
   Prepaid expenses                                             31,755          70,122
                                                          ------------     -----------
      Total current assets                                      69,165         411,076
                                                          ------------     -----------
PROPERTY AND EQUIPMENT
   Property and equipment, net of accumulated
     depreciation of $-0- and $19,870                              -           178,139
                                                          ------------     -----------
OTHER ASSETS
   Note receivable - Casino International                      500,000             -
   Investment in Eco2, Inc. stock                            1,100,000             -
   Organization costs, net of  accumulated
     amortization of $3,203 and $3,124                           2,367           2,946
                                                          ------------     -----------
     Total other assets                                      1,602,367           2,946
                                                          ------------     -----------

          TOTAL ASSETS                                    $  1,671,532     $   592,161
                                                          ============     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                       $     21,954     $    36,204
   Accrued expenses                                              3,064           5,413
   Current portion of long-term debt                               -             4,737
   Due to related party                                         98,189          84,884
                                                          ------------     -----------
      Total current liabilities                                123,207         131,238
                                                          ------------     -----------

LONG-TERM DEBT                                                    -             10,871
                                                          ------------     -----------
STOCKHOLDERS' EQUITY
   Preferred stock, $.0001 par value;
    10,000,000 shares authorized, none issued                    -                -
   Common stock, $.03 par value; 500,000,000
    shares authorized, 4,528,555 and 12,328,889
    shares issued and outstanding                              135,867         369,867
   Additional paid-in capital                                1,597,897       9,658,732
   Receivable for stock issued                             (    30,552)    ( 8,250,000)
                                                          ------------     -----------
                                                             1,703,212       1,778,559
   Retained deficit                                        (   154,887)     (1,328,547)
                                                          ------------     -----------
      Total stockholders' equity                             1,548,325         450,052
                                                          ------------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  1,671,532     $   592,161
                                                          ============     ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                     PRENTICE CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                        1997            1996
                                                    -----------      ----------

REVENUE                                             $   279,912      $  350,836
                                                    -----------      ----------

COSTS AND EXPENSES
   Accounting and Legal                                  20,864           9,545
   Depreciation and Amortization                         11,619           5,657
   Consulting Services                                   16,667         117,567
   Public company expenses                                 -                -
   Salaries and benefits                                180,822         199,323
   General and Administrative                           103,123         102,052
                                                    -----------      ----------

      Total costs and expenses                          333,096         434,144
                                                    -----------      ----------

LOSS FROM OPERATIONS                                $(   53,184)     $(  83,308)

OTHER INCOME (EXPENSE)
  Interest income                                       119,785             -
  Interest expense                                   (    3,250)      (   1,550)
   Net gain on disposition of subsidiaries            1,086,626             -
                                                    -----------      ----------
     Net other income (expense)                       1,203,161       (   1,550)
                                                    -----------      ----------

NET LOSS                                            $ 1,149,977      $(  84,858)
                                                    ===========      ==========

NET LOSS PER SHARE OF
   COMMON STOCK                                     $       .25      $(     .03)
                                                    ===========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES AND COMMON SHARE EQUIVALENTS
 OUTSTANDING (RESTATED)                               4,528,889       3,288,889
                                                    ===========      ==========







                   The accompanying notes are an integral part
                         of these financial statements.

                     PRENTICE CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



                                                       1997             1996
                                                    ----------       -------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                $1,149,977       $(  84,858)
   Adjustments to reconcile net loss to net
     cash used in operating activity                (1,556,084)          62,951
                                                    ----------       ----------
      Net cash used in operating activities         $(   6,107)      $(  21,907)
                                                    ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Loans from related parties                             -              89,198
   Purchase of assets                                (   2,128)             -
   Loan receivable                                   (     753)             -
                                                    ----------       ----------

      Net cash used in investing activities          (   2,881)          89,198
                                                    ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Due to and from related party                        10,467             -
   Repayment of note payable                         (   1,482)            -
   Cash as a result of merger                             -                -
                                                    ----------       ----------

      Net cash provided by financing activities          8,985              -
                                                    ----------       ----------

INCREASE (DECREASE) IN CASH                          (       3)          67,291

CASH AT BEGINNING OF PERIOD                                103              -
                                                    ----------       ----------

CASH AT END OF PERIOD                               $      100       $   67,291
                                                    ==========       ==========









                   The accompanying notes are an integral part
                         of these financial statements.

                       PRENTICE CAPITAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE THREE MONTHS ENDED MARCH 31, 1997


                                            (Restated)
                                          Common Stock         Additional       Retained
                                   ------------------------      Paid-in         Deficit
                                        Shares      Amount       Capital         Stage
                                    ---------      --------     ----------    -----------
STOCK ISSUANCES

BALANCE, December 31, 1996          12,328,889     $369,867     $1,408,732    $(1,328,547)

Cancellation of stock in exchange
  for debts to the company          (7,800,000)    (234,000)        67,315          -

Disposition of subsidiaries,
  Casino International, and
  the operations of Universal
  Footcare Cliniscs                       -            -            91,298         23,683

Net profit for the period                -             -              -         1,149,977
                                    ---------      --------     ----------    -----------

BALANCE, March 31, 1997             4,528,889      $135,867     $1,567,345    $(  154,887)
                                    =========      ========     ==========    ===========




























                       The accompanying notes are an integral part of
                                 these financial statements.

                    PRENTICE CAPITAL, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 1    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by Prentice Capital, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. Prentice Capital, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1996 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect dependent upon the facts that will exist, and procedures used by Prentice Capital, Inc. later in the year.

The management of Prentice Capital, Inc. believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position as well as the operations and cash flows for the periods presented.


NOTE 2    PREFERRED STOCK

On April 15, 1996, the Company sold to Roscom, Ltd., and Vietri Investments, Ltd., two unrelated entities 4,000,000 and 1,000,000 shares of the Company's Series A Preferred Stock in exchange for their promissory notes in the amount of $2,000,000 and $500,000 respectively. On March 17, 1997, the Company, Roscom, Ltd., and Vietri Investments, Ltd. agreed to rescind the sale of preferred stock by returning the preferred shares issued and by the cancellation of the promissory notes. Therefore, the issuance of the preferred shares were not recorded in the accompanying financial statements.


NOTE 3    CANCELLATION OF DEBTS

On June 6, 1996, the Company authorized the issuance of 10,000,000 shares of the Company's common stock, 5,000,000 shares to Alan S. Lipstein, and 5,000,000 shares to Gerard Norton, former president and vice-president of the Company respectively, in exchange for their promissory notes from Mr. Lipstein and Mr. Norton in the amount of $2,500,000 each.

On March 17, 1997, Mr. Lipstein and Mr. Norton agreed to return 7,800,000 shares of the Company's common stock in exchange for the cancellation of promissory notes due and payable to the Company in the following amounts due by the respective parties: Mr. Lipstein - $2,500,000; Dr. Gerard Norton - $2,500,000; Roscom, Ltd. - $500,000; Vietri Investments, Ltd. - $500,000, and a liability assumed by Mr. Lipstein of $2,250,000 in connection with the purchase of 75,000 shares of common stock on March 31, 1995.

                    PRENTICE CAPITAL, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 4    PURCHASE OF MINERAL RIGHTS

                           PURCHASE OF MINERAL RIGHTS

On March 17, 1997, the Company and Chartwell International, Inc., a Navada corporation (Chartwell) entered into a Purchase and Sale Agreement (Agreement) pursuant to which the Company purchased certain gypsum mining property located in Washington County, Utah, generally known as Riverview Placer Claims and New Riverview Claims (Claims) in exchange for $4,000,000 in cash, cash equivalents and restricted shares of the Company's Common Stock.

Under the terms of the Agreement, the Company delivered to Chartwell 1,000,000 shares of Common Stock of the Company (the "Closing Shares"). According to the Agreement, in the event that on April 1, 1997 (which date was subsequently extended until April 15, 1997 by that certain Extension Agreement), the market value of the Closing Shares is less than $4,000,000, then the Company shall deliver to Chartwell a sufficient number of additional shares of the Company's Common Stock (the "Exchange Shares") having a market value equal to the difference between the value of the closing shares on April 1, 1997 (extended until April 15, 1997) and $4,000,000. Further, under the terms of an Amended Purchase Agreement between the Company and Chartwell dated April 10, 1997 (Amended Agreement), for purposes of determining the market value of the Common Stock under the Agreement the market value shall be determined based on the closing bid price of the Company's Common Stock on April 15, 1997.

The Agreement also provided that in the event that on April 1, 1998, the date on which all restrictions on the Closing Shares and the Exchange Shares shall be removed, the market value of the Closing Shares and the Exchange Shares is not equal to or in excess of $4,000,000, then at the option of the Company, the Company shall have the right and obligation to issue Chartwell additional shares, or deliver to Chartwell cash equal to the difference between the market value of the Closing Shares and the Exchange Shares and $4,000,000, or, in lieu thereof, return to Chartwell the Claims, with Chartwell retaining all shares of Common Stock previously issued to it.

On April 2, 1997, the Company and Chartwell entered into an Extension Agreement (Extension Agreement) pursuant to which each party agreed to extend the time period established for valuing the market price of the Closing Shares from April 1, 1997 to April 15, 1997. Additionally, pursuant to the Extension Agreement, the Company issued Chartwell 1,000,000 shares of the Company's Common Stock. The parties also agreed that in the event that on April 15, 1997, the bid price of the Company's Common Stock is $4.00 per share or greater, Chartwell shall return to the Company the 1,000,000 shares referenced in the sentence above, or the Exchange Shares, as that term is used in the Agreement such that the stock retained by Chartwell has a market value on April 15, 1997 of $4,000,000.
Further,  pursuant  to the  Extension  Agreement,  the  Company  paid  Chartwell
$100,000 on April 15, 1997, plus shares of the Company's Common Stock (unrestricted) that together with the $100,000 will equal $500,000 based on the bid price on the day of delivery.

                    PRENTICE CAPITAL, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 4    PURCHASE OF MINERAL RIGHTS (Continued)

                     PURCHASE OF MINERAL RIGHTS (Continued)

All shares of Company Common Stock under the Agreement are restricted securities under the Securities Act of 1933 and will be legended with the normal Securities Act of 1933 restrictive legend. Further, the Company has agreed to grant Chartwell, on customary terms, piggyback registration rights on all shares of common Stock granted pursuant to the Agreement.


NOTE 5    CASINO INTERNATIONAL MERGER

On February 26, 1997, the Company, together with its wholly owned subsidiary Casino International, Inc., entered into an Agreement and Plan of Reorganization with Eco2, Inc., a publicly traded company, its wholly owned subsidiary, Eco2 Acquisition, Inc. whereby Casino International would be merged into Eco2
Acquisition, Inc. As a result of this merger contemplated by this agreement, Prentice received 5,000,000 shares of Eco2, Inc. $.01 par value common stock and a promissory note in the amount of $500,000 from Eco2 Acquisition, Inc. Immediately after the merger the name of Eco2 Acquisition, Inc. was changed to Casinos International, Inc.

The promissory note, including interest at the rate of 8% per annum, is payable in sixty equal monthly installments of $10,138, the first installment being payable on March 31, 1997. No payments have been received by the Company. The promissory note is secured by 100 shares of common stock of Casino International, Inc. held in escrow in accordance with an Escrow and Disposition Agreement of even date.

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

                    PRENTICE CAPITAL, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 6    UNIVERSAL FOOTCARE MERGER

                                 ORIGINAL MERGER

On February 10, 1995,  Prentice  Capital,  the Company's  subsidiary,  Universal
Footcare, Inc. (Universal) and Dameron Levy & Baker, P.A. (the "Clinic"), completed a "forward triangular merger", merging the Clinic with and into Universal, at the conclusion of which Universal, remained the surviving entity and the corporate existence of the Clinic terminated and expired.

In connection with such merger the Company issued 316,666 shares (10,555 after the 1 for 30 split of June 10, 1996) to the former shareholders of the Clinic, and agreed to register these shares as part of a future registration of securities by the Company. These shares were not registered by the Company.

The Company also committed to issued additional shares to the former shareholders of the Clinic, if on July 1, 1996 the value of the shares issued to them in connection with the merger is less than $3 per share. The Company would issue such additional shares so that the value of the original shares issued plus the additional shares equal the product of $3 per share. No additional shares were issued under this agreement.

The agreement also specified that if on July 1, 1997, the value of the shares then held by the former shareholder of the Clinic, plus the gross proceeds of any shares previously sold is less than the product of the 316,666 multiplied by $3, then the Company will issue the former shareholders of the Clinic a non-interest bearing promissory note for the deficiency, payable within 90 days thereafter.

                                 CURRENT MERGER

On March 26, 1997, the Company, together with its wholly owned subsidiary Universal Footcare, Inc., and its wholly owned subsidiary Universal Operations, Inc. (collectively referred to as "Universal") entered into an Agreement of Merger with Footcare Centers of America, Inc. (FCA), its wholly owned subsidiary Footcare Acquisition, Inc. (Acquisition), and Drs. Joel M. Levy, D.P.M., James
P. Dameron, D.P.M., and Steven Baker, D.P.M.
(Podiatrists).

In accordance with the agreement, the assets and liabilities of the Clinics were transferred to Acquisition in exchange for the Company being relieved responsibility and liability under the Original Merger to issued additional shares and/or to pay the former shareholders of Dameron, Levy & Baker, P.A. (Clinic) the difference in shares value and the agreed price paid for the Clinic.

On the effective date of the merger, the existing members of the Board of Directors of Acquisition immediately prior to the merger remain as officers and directors of the surviving company.

                    PRENTICE CAPITAL, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 6    UNIVERSAL FOOTCARE MERGER

                              EMPLOYMENT AGREEMENTS

On February 10, 1995, the Company entered into ten-year employment agreements with the Podiatrists. The agreements specified that upon premature termination of the employment agreements, all patient records of the Podiatrists would be returned to them, and in addition each Podiatrist would be paid his normal compensation for a 90 day period. In lieu of this payment, the Company allowed the Podiatrists to retain the 10,555 shares issued to them in connection with the acquisition of the Clinics by the Company in 1995.


NOTE 7    COMMITMENTS

Subsequent to the end of the year, the Company entered into a month to month lease for its executive offices located in Coral Spring, Florida at $418 per month.

On December 1, 1994, the Company entered into a five year employment agreement with Alan S. Lipstein, the Company's president at the time at a base compensation of $240,000 per year. In connection with Mr. Lipstein's resignation as president, the employment agreement was terminated.


NOTE 8    SUBSEQUENT EVENTS
                              SALE OF COMMON STOCK

On March 10, 1997, the Company and Lee J. Unger, president of the Company, entered into an agreement (Agreement) pursuant to which the Company agreed to sell to Mr. Unger 5,000,000 shares of its restricted common stock at a price of $.05 per share to be effected by delivery to the Company an assignable Promissory Note bearing interest at 6% per annum and due payable one year from the date of the Agreement.

On May 28, 1997, the Company sold 5,000,000 shares of its common stock to Mr. Unger in exchange for two non-recourse promissory notes in the amounts of $200,000 and $50,000 respectively. The notes are due and payable on May 27, 1998, including accrued interest at the rate of 6% per annum. The notes are secured with 5,000,000 shares of the Company common stock issued to Mr.
Unger.
                            PURCHASE OF MRI BUSINESS

On June 3, 1997, the Company entered into a Stock Purchase Agreement (Agreement) with U.S.A. Diagnostics, Inc., a Florida corporation (Diagnostics) and its sole shareholder, Nate Hollander, for the acquisition of 100% of the capital stock of Diagnostics and the assets of MRI Management Services, Inc. (MMS) and Bentley Designers and Builders, Inc. (BDB) consisting of two Magnetic Resonance Imagining (MRI) units. Mr. Hollander is the sole shareholder of MMS and BDB, each of which owns one MRI unit with an estimated value of $500,000 each.

                    PRENTICE CAPITAL, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 8    SUBSEQUENT EVENTS (Continued)

Diagnostics is in the business of magnetic resonance imaging and neurological nerve conduction testing in the South Florida area.

The aggregate purchase price of Diagnostics and the two MRI units is $5,500,000 payable $4,000,000 in cash at the closing, and shares of restricted common stock of the Company having a value of $1,500,000, determined by the average closing bid price over the five trading day period preceding the date of the Agreement.

Within 45 days of signing the Agreement, the Company is to deposit $1,750,000 into an escrow account, and within 75 days the Company is to use its best efforts to obtain a firm commitment underwriting, represented by a letter of intent satisfactory to Mr. Hollander, to raise net proceeds of no less than $2,500,000 to be used as part of the cash required for closing. According to the Agreement, the Company is to have a firm commitment underwriting within 45 days or have an effective registration within 75 days, or such longer period as the parties may mutually agree, then the escrowed funds will be returned to the Company and the Agreement will terminate.

The shares representing the $1,500,000 are to be paid 10% at the closing and the remaining 90% on February 2, 1998. However, in the event closing does not occur prior to February 2, 1998, then the entire 100% of the shares will be paid at closing.
















                  (Remainder of page left blank intentionally)

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------


Prentice Capital, Inc. ("Prentice") was organized as a Delaware corporation on March 26, 1990, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies.

Effective February 15, 1995, the Company established a Florida corporation, Casinos International, Inc. as a wholly owned subsidiary in order to operate its proposed gaming cruise ship.

Universal Footcare, Inc. ("Universal") was organized as a Florida corporation on May 10, 1994 to investigate, acquire and operate podiatry clinics.

Effective March 26, 1997, Universal established a Florida corporation, Universal Operations, Inc. as a wholly owned subsidiary in order to consummate the sale of the assets of its Clinics to Footcare Centers of America, Inc.

Effective on September 6, 1994 Prentice acquired all of the issued and outstanding common and preferred stock of Universal in exchange for which Prentice issued to the shareholders of Universal 64,444 shares of Prentice's $.03 par value common stock. The acquisition was accounted as a purchase. The assets of Universal consisted primarily of $971,000 in cash, $11,000 in receivables and $5,500 in organization costs. The accounts of Universal were consolidated with those of Prentice as of September 6, 1994.

On February 10, 1995, Prentice Capital, Universal and Dameron Levy & Baker, P.A. (the "Clinic") effectuated a "forward triangular merger", merging the Clinic with and into Universal, at the conclusion of which Universal, remained the surviving entity and the corporate existence of the Clinic terminated. The issued and outstanding common shares of the Clinic, which were canceled and voided, were converted into an aggregate of 316,332 shares (10,555 shares after the reverse split of June 24, 1996) of Prentice Capital's common stock and in addition the former shareholder of the Clinic were paid $100,002 in cash.

In addition to the concept of acquiring and operating podiatry clinics, the Company has developed a plan to attract a core of 40-60 podiatry clinics to which the Company will provide management services, including assistance with practice development, centralized accounting, billing, advertising, space utilization, etc. This concept was not developed by the Company. Up to the date of disposition of the assets of the Clinics, the Company received letters of intent from a number of these doctors, however, none of the management agreements have been concluded.

On February 26, 1997, the Company, along with its subsidiary Casino International, Inc., entered into an Agreement and Plan of Reorganization with Eco2, Inc., a publicly traded company, its wholly owned subsidiary, Eco2 Acquisition, Inc. whereby Casino International was merged into Eco2 Acquisition, Inc. As a result of this merger Prentice received 5,000,000 shares of Eco2, Inc. $.01 par value common stock and a promissory note in the amount of $500,000 from Eco2 Acquisition, Inc.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------------------


On March 17, 1997, the Company and Chartwell International, Inc., a Navada corporation (Chartwell) entered into a Purchase and Sale Agreement (Agreement) pursuant to which the Company purchased certain gypsum mining property located in Washington County, Utah, generally known as Riverview Placer Claims and New Riverview Claims (Claims) in exchange for 2,000,000 restricted shares of the Company's common stock and $100,000 in cash.

On March 26, 1997, the Company, along with its subsidiary Universal Footcare, Inc., and its wholly owned subsidiary Universal Operations, Inc. and Drs. Joel
M. Levy, D.P.M., James P. Dameron, D.P.M., and Steven Baker, D.P.M. (Podiatrists) entered into an Agreement of Merger with Footcare Centers of America, Inc. (FCA), its wholly owned subsidiary Footcare Acquisition, Inc. (Acquisition) whereby the assets and liabilities of the Clinics were transferred to Acquisition in exchange for the Company being relieved responsibility and liability under the Original Merger to issued additional shares and/or to pay the former shareholders of Clinic the difference in shares value and the agreed price paid for the Clinic.

On June 3, 1997, the Company entered into an agreement with U.S.A. Diagnostics, Inc., a Florida corporation and its sole shareholder, Nate Hollander, for the acquisition of 100% of the capital stock of that company, and two Magnetic Resonance Imagining (MRI) units owned by MRI Management Services, Inc. (MMS) and Bentley Designers and Builders, Inc. (BDB). Mr. Hollander is the sole shareholder of MMS and DBD, each of which owns one MRI unit.

The aggregate purchase price of Diagnostics and the two MRI units is $5,500,000 payable $4,000,000 in cash at the closing, and shares of restricted common stock of the Company having a value of $1,500,000, determined by the average closing bid price over the five trading day period preceding the date of the Agreement.


GENERAL

On August 14, 1991 the Prentice completed a public offering of 7,500,000 Units at $.01 per Unit, for net proceeds of approximately $57,075 after payment of offering expenses. Each Unit consisted of one (1) share of the Company's $.0001 par value common stock, 8 Class A, 8 Class B, 8 Class C Common Stock Purchase Warrants. All of the Warrants expired on February 12, 1995.


RESULTS OF OPERATIONS

The Company completed the merger with Dameron Levy & Baker, P.A. on February 10, 1995 in a transaction recorded as a purchase, and merged its operations as of that date, therefore as of that date, the Company is no longer in the development stage. Prior to that time, the Company had no revenues, other than interest income.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------------------


Comparison of  operations  for the quarter ended March 31, 1997 with the quarter
--------------------------------------------------------------------------------
ended March 31, 1996.
---------------------


For the quarter ended March 31, 1997, net revenues from operations amounted to $279,912 compared to $350,836 for the quarter ended March 31, 1996.

Accounting and legal expenses increased from $9,545 in 1996 to $14,039 in 1997. Expenses during the first quarter of 1997 was higher due to (1) the investigation of business opportunities relating to mineral rights, (2) the negotiations and merger of the Company's subsidiaries Casino International and Universal Footcare, Inc. and, (3) the filing with SEC for annual reports.

Depreciation and amortization expense increase from $5,657 in 1996 to $11,619 in 1997 reflecting the acquisition of additional operating assets in the for the footcare Clinics.

Consulting fees expense decreased from $117,567 in 1996 to $16,667 in 1997 reflecting the write off of prvious commitment by the Company for banking services and independent evaluation of business activity of the Clinic.

Salaries expense decrease from $199,323 in 1996 to $180,822 in 1997 reflecting the termination of the employment agreement with Alan S. Lipstein on February 28, 1997. The Company has not yet entered into an employment agreement with its new president, Mr. Lee Unger. The termination of the employment agreement with the professional employees of the Clinic are not fully reflected in the accompanying statements, since the Clinics were sold on March 26, 1997.

General and administrative expenses in 1996 were $102,054 compared to $103,102 in 1997 reflecting the level activity of operations by the Company after the merger with Dameron Levy & Baker.

Comparison of the major components of general and administrative expenses are as follows: advertising, $2,209 in 1997, $3,044 in 1996; contract labor, $4,699 in 1997, $3,358 in 1996; insurance, $16,900 in 1997, $16,390 in 1996; medical supplies,  $21,568 in 1997,  $18,898 in 1996; office expenses,  $10,950 in 1997,
$5,183 in 1996; rent, $21,156 in 1997, $22,704 in 1996; taxes,  $11,184 in 1997,
$11,022 in 1996;  telephone,  $10,867 in 1997,  travel,  $14,066 in 1997, $53 in
1996; $6,395 in 1996, and utilities $1,849 in 1997, $1,758 in 1996.


LIQUIDITY AND CAPITAL RESOURCES

Although the Company's capital is limited, management believes it has sufficient resources to continue its current business operations and the evaluation of business opportunities relating to the acquisition of MRI units and centers. The Company anticipates operational costs will be limited until such time as the MRI center is operational.
                                       15

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------------------

Comparison of operations for the quarter ended March 31, 1997 with the quarter ended March 31, 1996 (Continued).


LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Company anticipates securing the appropriate private placement financing to close on the MRI center within the appropriate time period, and has been negotiating with various sources. Additionally, the Company has also been negotiating with underwriters and anticipates securing a firm commitment underwriting of at least $2,500,000 required to complete the closing on the MRI center.

The Company was successful in locating and/or negotiating terms advantageous to the Company for gypsum mineral property rights, and anticipates raising capital through the sale of securities for the mining of such property. Once mining operation begins, the Company anticipates receiving title deed to the mining property.

At March 31, 1997, the Company had no material commitments for capital expenditures.






















                  (Remainder of page left blank intentionally)

PART II - OTHER INFORMATION


 Item 1.  LEGAL PROCEEDINGS

      None.

 Item 2.  CHANGES IN SECURITIES.

      None.

 Item 3.  DEFAULTS UPON SENIOR SECURITIES.

      None.

 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   (a)        None

   (b)        None

   (c)        None


 Item 5.  OTHER INFORMATION.

      None

 Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      Exhibit 27 - Financial Data Schedule (Electronic filing only)





                  (Remainder of page left blank intentionally)

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           PRENTICE CAPITAL, INC.




Dated:  07/24/97                           By /s/ Lee Unger
       ------------------                    -----------------------------------
                                           Mr. Lee Unger, President






In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                     Capacity                    Date
-------------------------     --------------------------   ---------------------



 /s/ Lee Unger                President, Chief Executive        07/24/97
-------------------------     Officer, Chief Financial     ---------------------
     Lee Unger                and Accounting Officer and
                              Director