Form 10QSB
period 1997-06-30
PRENTICE CAPITAL INC
filed 1997-11-19
CIK 870256

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  FORM 10-QSB

(X) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act Of 1934.
For the period Ended                  June 30, 1997
                    ------------------------------------------------------------

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

       1499 WEST PALMETTO PARK ROAD, SUITE 304, BOCA RATON, FLORIDA 33486
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (561) 416-0123
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

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

                         Yes     X              No
                             -----------             ------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicated by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         Yes                    No
                             -----------             ------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 1997, Registrant had 11,628,889 shares of common stock, $.03 par value, outstanding.

ITEM 8.     FINANCIAL INFORMATION

The financial statements are attached hereto as required by Rule 14(a)-
3(b)

(a) 1.    Financial Statements
                                                                          Page
                                                                         Number
                                                                         ------

        Consolidated Balance Sheets as of June 30, 1997
        (Unaudited) and December 31, 1996                                  3

        Consolidated Statements of Operations, for the Three
        Months Ended June 30, 1997 and June 30, 1996                       4

        Consolidated Statements of Operations, for the Six
        Months Ended June 30, 1997 and June 30, 1996                       5

        Consolidated Statements of Cash Flows, for the Three
        Months Ended June 30, 1997 and June 30, 1996                       6

        Consolidated Statements of Cash Flows, for the Six
        Months Ended June 30, 1997 and June 30, 1996                       7

        Consolidated Statements of Stockholders' Equity, for
        the Six Months Ended June 30, 1997                                 8

        Notes to Consolidated Financial Statements                       9 - 14

(a) 2.     Management's Discussion and Analysis of Financial
           Conditions and Results of Operations                         15 - 18

(a) 3.     OTHER INFORMATION                                               19

SIGNATURES                                                                 20









                  (Remainder of page left blank intentionally)

                     PRENTICE CAPITAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                           (Unaudited)
                                                            June 30,       December 31,
                                                               1997            1996
                                                          ------------     -----------
CURRENT ASSETS
   Cash                                                   $        100     $       103
   Accounts receivables, less allowance for
     doubtful accounts of $-0- and $79,943                        -            304,294
   Other receivables                                            27,979          36,557
   Due from related party                                      250,000            -
   Note receivable - ECO2 Acquisition                           87,000            -
   Prepaid expenses                                             14,165          70,122
                                                          ------------     -----------
      Total current assets                                     379,244         411,076
                                                          ------------     -----------
PROPERTY AND EQUIPMENT
   Property and equipment, net of accumulated
     depreciation of $-0- and $19,870                             -            178,139
                                                          ------------     -----------
OTHER ASSETS
   Note receivable - Eco2, Inc.                                385,608            -
   Investment in Eco2, Inc. stock                            1,100,000            -
   Investment in Mineral Rights                              4,100,000
   Organization costs, net of  accumulated
     amortization of $3,481 and $3,203                           2,089           2,946
                                                          ------------     -----------
     Total other assets                                      5,587,697           2,946
                                                          ------------     -----------

          TOTAL ASSETS                                    $  5,966,941     $   592,161
                                                          ============     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                       $    140,843     $    36,204
   Accrued expenses                                             35,000           5,413
   Current portion of long-term debt                              -              4,737
   Due to related party                                         66,123          84,884
                                                          ------------     -----------
      Total current liabilities                                241,966         131,238
                                                          ------------     -----------

LONG-TERM DEBT                                                    -             10,871
                                                          ------------     -----------
STOCKHOLDERS' EQUITY
   Preferred stock, $.0001 par value;
    10,000,000 shares authorized, none issued                     -               -
   Common stock, $.03 par value; 500,000,000
    shares authorized, 11,628,889 and 12,328,889
    shares issued and outstanding                              348,867         369,867
   Additional paid-in capital                                5,718,230       9,658,732
   Receivable for stock issued                             (    13,885)    ( 8,250,000)
                                                          ------------     -----------
                                                             6,053,212       1,778,599
   Retained deficit                                        (   328,237)     (1,328,547)
                                                          ------------     -----------
      Total stockholders' equity                             5,724,975         450,052
                                                          ------------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  5,966,941     $   592,161
                                                          ============     ===========

                  The accompanying notes are an integral part
                         of these financial statements.
                                        3

                     PRENTICE CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                        1997            1996
                                                    -----------      ----------
REVENUE                                             $      -         $  306,278
                                                    -----------      ----------

COSTS AND EXPENSES
   Accounting and Legal                                  31,583          46,018
   Depreciation and Amortization                            278           3,890
   Consulting Services                                  116,667         147,701
   Public company expenses                                 -               -
   Salaries and benefits                                 35,000         284,057
   General and Administrative                             2,061          98,773
                                                    -----------      ----------

      Total costs and expenses                          185,589         580,439
                                                    -----------      ----------

LOSS FROM OPERATIONS                                 (  185,589)      ( 274,161)

OTHER INCOME (EXPENSE)
  Interest income                                        13,730            -
  Interest expense                                   (    1,491)           -
   Net gain on disposition of subsidiaries           (  122,224)           -
                                                    -----------      ----------
     Net other income (expense)                      (  109,985)           -
                                                    -----------      ----------

NET LOSS                                            $(  295,574)     $( 274,161)
                                                    ===========      ==========

NET LOSS PER SHARE OF
   COMMON STOCK                                     $(      .04)     $(     .83)
                                                    ===========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES AND COMMON SHARE EQUIVALENTS
 OUTSTANDING (RESTATED)                               8,288,230         328,889
                                                    ===========      ==========






                   The accompanying notes are an integral part
                         of these financial statements.

                     PRENTICE CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                        1997            1996
                                                    -----------      ----------
REVENUE                                             $      -         $  657,114
                                                    -----------      ----------

COSTS AND EXPENSES
   Accounting and Legal                                  48,438          45,255
   Depreciation and Amortization                            557           9,522
   Consulting Services                                  133,334         176,101
   Public company expenses                                 -               -
   Salaries and benefits                                 75,000         423,379
   General and Administrative                             2,116         200,827
                                                    -----------      ----------

      Total costs and expenses                          259,445         855,084
                                                    -----------      ----------

LOSS FROM OPERATIONS                                 (  259,445)      ( 197,970)

OTHER INCOME (EXPENSE)
  Interest income                                       133,514            -
  Interest expense                                   (    4,556)      (   1,550)
   Net gain on disposition of subsidiaries            1,086,625            -
                                                    -----------      ----------
     Net other income (expense)                       1,215,583       (   1,550)
                                                    -----------      ----------

NET INCOME (LOSS)                                   $   956,138      $( 199,520)
                                                    ===========      ==========

NET LOSS PER SHARE OF
   COMMON STOCK                                     $       .17      $(     .61)
                                                    ===========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES AND COMMON SHARE EQUIVALENTS
 OUTSTANDING (RESTATED)                               5,773,400         328,889
                                                    ===========      ==========






                   The accompanying notes are an integral part
                         of these financial statements.

                     PRENTICE CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996


                                                        1997            1996
                                                    -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                $(  295,574)     $(  61,554)
   Adjustments to reconcile net loss to net
     cash used in operating activity                    286,243            -
                                                    -----------      ----------
      Net cash used in operating activities          (    9,331)      (  61,554)
                                                    -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Loans from related parties                             -                -
   Purchase of fixed assets                               -           (   5,261)
   Loan receivable                                   (   9,331)            -
                                                    ----------       ----------

      Net cash used in investing activities          (   9,331)       (   5,261)
                                                    ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Due to and from related party                          -              88,062
                                                    ----------       ----------

      Net cash provided by financing activities           -              88,062
                                                    ----------       ----------

INCREASE (DECREASE) IN CASH                          (    -   )          88,062

CASH AT BEGINNING OF PERIOD                                100           67,291
                                                    ----------       ----------

CASH AT END OF PERIOD                               $      100       $   88,538
                                                    ==========       ==========










                   The accompanying notes are an integral part
                         of these financial statements.

                     PRENTICE CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996



                                                       1997             1996
                                                    ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                $  956,138       $(  83,461)
   Adjustments to reconcile net loss to net
     cash used in operating activity                 ( 971,473)            -
                                                    ----------       ----------
      Net cash used in operating activities          (  15,335)       (  83,461)
                                                    ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                          (   2,128)       (   5,261)
   Loan receivable                                       8,578             -
                                                    ----------       ----------

      Net cash used in investing activities              6,450        (   5,261)
                                                    ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Due to and from related party                        10,467          177,260
   Repayment of note payable                         (   1,482)            -
                                                    ----------       ----------

      Net cash provided by financing activities          8,985          177,260
                                                    ----------       ----------

INCREASE (DECREASE) IN CASH                                100           88,538

CASH AT BEGINNING OF PERIOD                                103             -
                                                    ----------       ----------

CASH AT END OF PERIOD                               $(       3)      $   88,538
                                                    ==========       ==========








                   The accompanying notes are an integral part
                         of these financial statements.

                     PRENTICE CAPITAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997


                                           (Restated)
                                          Common Stock          Additional     Retained
                                    -----------------------      Paid-in        Deficit
                                      Shares         Amount      Capital         Stage
                                    ----------     --------     ----------    -----------
STOCK ISSUANCES

BALANCE, December 31, 1996          12,328,889     $369,867     $1,408,732    $(1,328,547)

Cancellation of stock in
  exchange for debts to
  the company                       (7,800,000)    (234,000)        67,315         -

Disposition of subsidiaries,
  Casino International, and
  the operations of Universal
  Footcare Clinics                        -            -            91,298         23,683

Net profit for the period                 -            -              -         1,149,977
                                      --------     --------     ----------    -----------

BALANCE, March 31, 1997              4,528,889      135,867      1,567,345     (  154,887)

Issuance of stock in exchange
 for Chartwell International
 mineral rights                      2,000,000       60,000      3,940,000           -

Issuance of stock in exchange
 for promissory notes                5,000,000      150,000        100,000           -

Issuance of stock in exchange
 for consulting services               100,000        3,000         97,000           -

Adjustment for net equity
 in disposal of subsidiaries              -            -              -           122,224

Net profit for the period                 -            -              -        (  295,574)
                                    ----------     --------     ----------    -----------

BALANCE, June 30, 1997              11,628,889     $348,867     $5,704,345    $(  328,237)
                                    ==========     ========     ==========    ===========













                 The accompanying notes are an integral part of
                           these financial statements.

                    PRENTICE CAPITAL, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 1    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by Prentice Capital, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. Prentice Capital, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1996 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect dependent upon the facts that will exist, and procedures used by the Company later in the year.

Management believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position as well as the operations and cash flows for the periods presented.


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


NOTE 3    COMMON STOCK

                           SALE OF STOCK TO MR. UNGER

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

On May 28, 1997, the Company issued 5,000,000 shares of its common stock to Mr. Unger in exchange for two non-recourse promissory notes in the amounts of $200,000 and $50,000 respectively. The notes are due and payable on May 27, 1998, including accrued interest at the rate of 6% per annum. The notes are secured with 5,000,000 shares of the Company common stock issued to Mr.
Unger.

                    PRENTICE CAPITAL, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 3    COMMON STOCK (Continued)

On March 21, 1997 the Company agreed to issued Hunter Equities, Inc., an independent consultant, 100,000 shares of the Company's common stock valued at $2 per share, in exchange for Hunter Equity's efforts in connection with the acquisition of certain mineral rights from Chartwell International, Inc.

In connection with the acquisition of certain mineral rights from Chartwell International, Inc. (Note 5), the Company issued Chartwell International, Inc. 2,000,000 shares of the Company's common stock valued at $2 per share.


NOTE 4    CANCELLATION OF DEBTS

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


NOTE 5    PURCHASE OF MINERAL RIGHTS

On March 17, 1997, the Company and Chartwell International, Inc., a Nevada corporation (Chartwell) entered into a Purchase and Sale Agreement (Agreement) pursuant to which the Company purchased certain gypsum mining property located in Washington County, Utah, generally known as Riverview Placer Claims and New Riverview Claims (Claims) in exchange for $4,000,000 in cash, cash equivalents and restricted shares of the Company's Common Stock.

Under the terms of the Agreement, the Company delivered to Chartwell 1,000,000 shares of Common Stock of the Company (Closing Shares). According to the Agreement, in the event that on April 1, 1997 (which date was subsequently extended until April 15, 1997 by an Extension Agreement), the market value of the Closing Shares is less than $4,000,000, then the Company would deliver to Chartwell a sufficient number of additional shares of the Company's Common Stock (Exchange Shares) having a market value equal to the difference between the value of the closing shares on April 1, 1997 (extended until April 15, 1997) and $4,000,000. Further, under the terms of an Amended Purchase Agreement dated April 10, 1997 (Amended Agreement), for purposes of determining the market value of the Common Stock under the Agreement the market value would be determined based on the closing bid price of the Company's Common Stock on April 15, 1997.

                    PRENTICE CAPITAL, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

NOTE 5    PURCHASE OF MINERAL RIGHTS (Continued)

The Agreement also provided that in the event that on April 1, 1998, the date on which all restrictions on the Closing Shares and the Exchange Shares are removed, the market value of the combined shares is not equal to or in excess of $4,000,000, then at the option of the Company, the Company will have the right and obligation to issue Chartwell additional shares, or deliver to Chartwell cash equal to the difference between the market value of the Closing Shares and the Exchange Shares and $4,000,000, or, in lieu thereof, return to Chartwell the Claims, with Chartwell retaining all shares of Common Stock previously issued to it.

On April 2, 1997, the Company and Chartwell entered into an Extension Agreement (Extension Agreement) pursuant to which each party agreed to extend the time period established for valuing the market price of the Closing Shares from April 1, 1997 to April 15, 1997. Additionally, pursuant to the Extension Agreement, the Company issued Chartwell 1,000,000 shares of the Company's Common Stock. The parties also agreed that in the event that on April 15, 1997, the bid price of the Company's Common Stock is $4.00 per share or greater, Chartwell shall return to the Company the 1,000,000 shares referenced in the sentence above, or the Exchange Shares such that the stock retained by Chartwell has a market value on April 15, 1997 of $4,000,000. Further, pursuant to the Extension Agreement, the Company paid Chartwell $100,000 on April 15, 1997, plus shares of the Company's Common Stock (unrestricted) that together with the $100,000 will equal $500,000 based on the bid price on the day of delivery.

All shares of Company Common Stock under the Agreement are restricted securities under the Securities Act of 1933 and will be legended with the normal Securities Act of 1933 restrictive legend. Further, the Company has agreed to grant Chartwell, on customary terms, piggyback registration rights on all shares of common Stock granted pursuant to the Agreement.


NOTE 6    PURCHASE OF MRI BUSINESS

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

                    PRENTICE CAPITAL, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 6    PURCHASE OF MRI BUSINESS (Continued)

Within 45 days of signing the Agreement, the Company was to deposit $1,750,000 into an escrow account, and within 75 days the Company would obtain a firm commitment underwriting, represented by a letter of intent satisfactory to Mr.
Hollander, to raise net proceeds of at least $2,500,000 to be used for the closing. According to the Agreement, if the Company fails to obtains a firm commitment underwriting within 45 days or have an effective registration within 75 days, then the escrowed funds will be returned to the Company and the Agreement will terminate.

The shares representing the $1,500,000 are to be paid 10% at the closing and the remaining 90% on February 2, 1998. However, in the event closing does not occur prior to February 2, 1998, then the entire 100% of the shares will be paid at closing. As of June 30, 1997 no closing has occurred.


NOTE 7    CASINO INTERNATIONAL MERGER

On February 26, 1997, the Company, together with its wholly owned subsidiary Casinos International, Inc. (Casinos) entered into an Agreement and Plan of Reorganization with Eco2, Inc., a publicly traded company, its wholly owned subsidiary, Eco2 Acquisition, Inc. whereby Casinos would be merged into Eco2 Acquisition, Inc. As a result of this merger contemplated by this agreement, Prentice received 5,000,000 shares of Eco2, Inc. $.01 par value common stock and a promissory note in the amount of $500,000 from Eco2 Acquisition, Inc. Immediately after the merger the name of Eco2 Acquisition, Inc. was changed to Casinos International, Inc.

The promissory note, including interest at the rate of 8% per annum, is payable in sixty equal monthly installments of $10,138, the first installment being payable on March 31, 1997. No payments have been received by the Company. The promissory note is secured by 100 shares of common stock of Casinos held in escrow in accordance with an Escrow and Disposition Agreement of even date.

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

                    PRENTICE CAPITAL, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 7    CASINO INTERNATIONAL MERGER (Continued)

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


NOTE 8    COMMITMENTS
                                  OFFICE SPACE

Subsequent to the end of the year, the Company entered into a month to month lease for its executive offices located in Coral Spring, Florida at $418 per month until October 1997. After October 1997, the Company subleases office on a month to month bases.

                              EMPLOYMENT AGREEMENT

On April 10, 1997, the Company entered into a one-year employment agreement ("Agreement") with Lee J. Unger, as the Company's president and Chief Executive Officer in charge of administration. Under the terms of the Agreement, which became effective March 10, 1997, Mr. Unger is to be paid 200,000 unrestricted common shares of the Company, or $10,000 per month until such shares have been delivered. The Agreement provides that in case of termination, the Company must deliver to Mr. Unger the 200,000 shares of the Company's unrestricted common stock plus the total cumulative monthly payments of $10,000 for the entire 12 month term.

On October 27, 1997, the Company entered into a Severance and Separation Agreement with Lee J. Unger, whereby the Company agrees to pay Mr. Unger $90,000 as follows: $15,000 on October 27, 1997, $15,000 on November 19, 1997, $10,000
on January 2, 1998 and $50,000 on January 30, 1998. Simultaneously, Mr. Unger will receive 200,000 shares of the Company's common stock as part of Mr. Unger's previously committed employment agreement.


NOTE 9    SUBSEQUENT EVENTS

                    RESIGNATION/ELECTION OF PRESIDENT AND CEO

In connection with the Severance and Separation Agreement dated October 27, 1997, Mr. Lee J. Unger resigned as President and Director of the Company effective October 28, 1997, and Mr. William L. Haynes was appointed President and Director effective the same day. In connection with Mr. Unger's resignation, the Company agreed to hold Mr. Unger harmless, and indemnify him against any and all damages, losses, obligations, losses, obligations, liabilities, claims, encumbrances, penalties, costs and expenses, including reasonable attorney's fees, resulting from having been an officer and director of the Company.

                    PRENTICE CAPITAL, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 9    SUBSEQUENT EVENTS (Continued)


                    RESIGNATION/ELECTION OF PRESIDENT AND CEO

On October 27, 1997, the Company entered into an Indemnification Agreement with Mr. William L. Haynes, the newly elected president and director of the Company. According to the Agreement, the Company agreed to hold Mr. Haynes harmless, and indemnify him against any and all damages, losses, obligations, losses, obligations, liabilities, claims, encumbrances, penalties, costs and expenses, including reasonable attorney's fees, resulting from having been an director of the Company.

                                 SHARES OF STOCK

Mr. Unger purchased 5,000,000 shares of the company's common stock, being held in escrow by Atlas, Pearlman, Trop & Borkson, P.A. pending the payment of Mr. Unger of two promissory notes due to the Company in the aggregate amount of $250,000. Under the Severance and Separation Agreement dated October 27, 1997, the parties agreed that upon receipt by Mr. Unger of the final payment to be made by January 30, 1998, 4,500,000 of such shares will be returned by to the treasury and Mr. Unger will retain 500,000 of the referenced shares, which would have piggyback registration fights, and the two promissory notes due from Mr. Unger in the aggregate amount of $250,000 will be canceled.

                              CONSULTING AGREEMENT

On August 4, 1997, the Company entered into a one year Consulting and Acquisition Management Agreement ("Agreement") with Hong Kong Trading, Ltd., a BWI corporation, whereby Hong Kong Trading, Ltd. (Consultant) is to provide the Company consulting services in order to identify, evaluate and structure mergers, consolidations acquisitions, joint ventures and strategic alliances.

In exchange for such consulting services the Company issued the Consultant 300,000 shares of the Company's restricted common stock. The Company agreed to provide the Consultant with registration rights for the shares in a registration statement to be filed by the Company.










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

On March 17, 1997, the Company and Chartwell International, Inc., a Nevada corporation (Chartwell) entered into a Purchase and Sale Agreement (Agreement) pursuant to which the Company purchased certain gypsum mining property located in Washington County, Utah, generally known as Riverview Placer Claims and New Riverview Claims (Claims) in exchange for 2,000,000 restricted shares of the Company's common stock and $100,000 in cash.

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


RESULTS OF OPERATIONS

The Company completed the merger with Dameron Levy & Baker, P.A. on February 10, 1995 in a transaction recorded as a purchase, and merged its operations as of that date, therefore as of that date, the Company is no longer in the development stage. Prior to that time, the Company had no revenues, other than interest income. Subsequent to the merger of the Clinics with Footcare Centers of America, Inc. on March 26, 1997, the Company was no longer an operating company. The Company is in the process of targeting another operating company for a possible merger or acquisition.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------------------

Comparison  of  operations  for the quarter ended June 30, 1997 with the quarter
--------------------------------------------------------------------------------
ended June 30, 1996.
--------------------

For the quarter ended June 30, 1997, net revenues from operations amounted to $-0- compared to $306,278 for the quarter ended June 30, 1996.

For the quarter ended June 30, 1997, accounting and legal expenses decreased from $31,583 to $46,018 for the quarter ended June 30, 1996 due to the completion of the investigation of business opportunities relating to mineral rights and merger negotiations of the Company's subsidiaries Casino International and Universal Footcare, Inc.

Depreciation and amortization expense decreased from $3,890 in 1996 to $278 in 1997 reflecting the disposition operating assets of the footcare Clinics.

Consulting fees expense decreased from $147,701 in 1996 to $116,667 in 1997 reflecting the write off of previous commitment by the Company for banking services and independent evaluation of business activity of the Clinic only partially offset by a $100,000 fee paid in connection with the acquisition of the Chartwell mineral rights.

Salaries expense decreased from $284,057 in 1996 to $35,000 in 1997 reflecting the termination of the employment agreement with Alan S. Lipstein on February 28, 1997. The $35,000 reflects an employment agreement with its new president, Mr. Lee J. Unger. The termination of the employment agreement with the professional employees of the Clinic are not fully reflected in the accompanying statements, since the Clinics were sold on March 26, 1997.

General and administrative expenses decreased from $98,773 for the quarter ended June 30, 1997 to $2,061 during the same period in 1996 reflecting the level activity of operations by the Company after the operations of the footcare Clinics were disposed of during the first quarter.

Comparison of the major components of general and administrative expenses for the quarter ended June 30, 1997 compared to June 30, 1996 were as follows: insurance, $-0- in 1997, $15,497 in 1996; medical supplies, $-0- in 1997, $9,982 in 1996;  office expenses,  $150 in 1997,  $7,911 in 1996; rent, $1,256 in 1997,
$15,838 in 1996; taxes, $-0- in 1997, $14,990 in 1996; telephone,  $600 in 1997,
$5,248.


Comparison  of  operations  for the six months  ended June 30, 1997 with the six
--------------------------------------------------------------------------------
months ended June 30, 1996.
---------------------------

For the six months ended June 30, 1997, net revenues from operations amounted to $-0- compared to $657,114 for the six months ended June 30, 1996, reflecting the disposal of the footcare Clinics.

Accounting and legal expenses increased from $45,255 in 1996 to $48,438 in 1997. Expenses during the second quarter of 1997 was slightly higher due to (1) the investigation of business opportunities relating to mineral rights, (2) the negotiations and merger of the Company's subsidiaries Casino International and Universal Footcare, Inc. and, (3) the filing with SEC for annual reports.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------------------

Comparison of operations for the six months ended June 30, 1997 with the six months ended June 30, 1996.

Depreciation and amortization expense decreased from $9,522 in 1996 to $557 in 1997 reflecting the disposal of the depreciable assets of the footcare Clinics.

Consulting fees expense decreased from $176,101 in 1996 to $133,334 in 1997 reflecting the write off of previous commitment by the Company for banking services and independent evaluation of business activity of the Clinic.

Salaries expense decrease from $423,379 in 1996 to $75,000 in 1997 reflecting the termination of the employment agreement with Alan S. Lipstein on February 28, 1997, and the termination of the employment agreement with the professional employees of the Clinic are not fully reflected in the accompanying statements, since the Clinics were sold on March 26, 1997.

General and administrative expenses for the six months ended June 30, 1997 were $2,116 compared to $200,827 for the same period in 1996, reflecting the total decrease level activity of operations by the Company after the disposal fo the footcare Clinics.

Comparison of the major components of general and administrative expenses for the six months period ended June 30, 1997 compared to June 30, 1996 were as follows: contract labor, $-0- in 1997, $7,024 in 1996; insurance, $-0- in 1997, $31,887 in 1996; medical supplies, $-0- in 1997, $9,880 in 1996; office expenses,  $150 in 1997, $13,097 in 1996; rent, $1,256 in 1997, $38,542 in 1996;
taxes, $-0- in 1997, $26,012 in 1996; telephone, $600 in 1997, $11,643 in 1996.


LIQUIDITY AND CAPITAL RESOURCES

Although the Company's capital is limited, management believes it has sufficient resources to continue its current business operations and the evaluation of business opportunities relating to the acquisition of MRI units and centers. The Company anticipates operational costs will be limited until such time as the MRI center is operational.

The Company anticipates securing the appropriate private placement financing to close on the MRI center within the appropriate time period, and to fund future mergers and acquisitions, and has been negotiating with various sources.
Additionally, the Company has also been negotiating with underwriters and anticipates securing a firm commitment underwriting of at least $2,500,000 required to complete the closing on the MRI center.

The Company was successful in locating and/or negotiating terms advantageous to the Company for gypsum mineral property rights, and anticipates raising capital through the sale of securities for the mining of such property. Once mining operation begins, the Company anticipates receiving title deed to the mining property.

At June 30, 1997, the Company had no material commitments for capital expenditures.

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



             PRENTICE CAPITAL, INC.




Dated:  11/17/97                            By /s/ Willian L. Haynes
      --------------------                    ----------------------------------
                                              Mr. William L. Haynes, President






In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                     Capacity                  Date
--------------------------    --------------------------     ------------



 /s/ William L. Haynes        President, Chief Executive       11/17/97
--------------------------    Officer, Chief Financial
     William L. Haynes        and Accounting Officer and
                              Director