Form 10QSB
period 1997-09-30
PRENTICE CAPITAL INC
filed 1998-01-05
CIK 870256

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended September 30, 1997.
|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________________ to _______________________.

         Commission File No.:  0-24952

                             PRENTICE CAPITAL, INC.
                 (Name of Small Business Issuer in Its Charter)

        Delaware                                            84-1139554
(State or other jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

1499 WEST PALMETTO PARK ROAD, SUITE 304 BOCA RATON, FLORIDA    33486
(Address of Principal Executive Offices)                      (Zip Code)

                                 (561) 416-0123
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
                                               Name of each Exchange
Title of Each Class                             on Which Registered


Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No_____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicated by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                            Yes ________ No ________

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         The number of shares outstanding of the issuer's common stock, as of September 30, 1997, was 13,198,889 shares 1/.

ITEM 8:         FINANCIAL INFORMATION

The financial statements are attached hereto as required by rule 14(a) - 3(b)

(a) 1. Financial Statements

                                                                        Page
                                                                        Number
                                                                       ---------

       Consolidated Balance Sheets as of September 30, 1997 (unaudited)    3
       And December 31, 1996

       Consolidated Statements of Operations, for the Three Months         4
       Ended September 30, 1997 and 1996, for the Nine Months Ended September 30, 1997, and For the Year Ended
       December 31, 1996 (audited)

       Consolidated Statements of Cash Flow, for the Nine months Ended     5
       September 30, 1997 and 1996

       Notes to Consolidated Financial Statements                        6 - 12


(a) 2. Management's Discussion and Analysis of Financial Conditions and
       Results of Operations                                            13 - 16

(a) 3. Other Information                                                   17

SIGNATURES                                                                 18



                  (Remainder of page left blank intentionally)

                     PRENTICE CAPITAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                  UNAUDITED         AUDITED
                                                                   9/30/97            1996
                                                                 -----------      ------------
                                     ASSETS

CURRENT ASSETS:
 Cash                                                            $       100       $       103
 Accounts receivable, less allowance for
  doubtful accounts of $ -0- and $79,943                                --             304,294
 Other receivables                                                    36,173            36,557
 Prepaid expenses                                                     17,114            70,122
 Current portion of notes receivable                                  88,751              --
 Notes receivable - related party                                    250,000              --
                                                                 -----------       -----------

     TOTAL CURRENT ASSETS                                            392,138           411,076
                                                                 -----------       -----------
PROPERTY AND EQUIPMENT:
  Property & equipment, net of accumulated
   depreciation of $-0- and $19,870                                     --             178,139
                                                                 -----------       -----------

OTHER ASSETS:
  Note receivable - Eco2, Inc.                                       383,757              --
  Investments in Eco2, Inc. stock                                  1,100,000              --
  Investments in Mineral Rights                                    4,100,000              --
  Organization costs, net of accumulated
    amortization of $3,760 and $3,124                                  1,810             2,946
                                                                 -----------       -----------
      TOTAL OTHER ASSETS                                           5,585,567             2,946
                                                                 -----------       -----------
            TOTAL ASSETS                                         $ 5,977,705       $   592,161
                                                                 ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                               $   140,843       $    36,204
  Accrued expenses                                                     5,879             5,413
  Current portion of long term debt                                     --               4,737
  Due to related party                                                97,361            84,884
                                                                 -----------       -----------
        TOTAL CURRENT LIABILITIES                                    244,083           131,238
                                                                 -----------       -----------
LONG-TERM DEBT                                                           --             10,871
                                                                 -----------       -----------
STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value;
   10,000,000 shares authorized, none issued                             --               --
  Common stock, $.03 par value; 500,000,000
   shares authorized, 13,198,889 and 12,328,889
   shares issued and outstanding                                     372,867           369,867
  Additional paid-in-capital                                       5,747,235         9,658,732
  Receivable for stock issued                                        (13,885)       (8,250,000)
                                                                 -----------       -----------
                                                                   6,106,217         1,778,599
  Retained deficit                                                  (372,595)       (1,328,547)
                                                                 -----------       -----------
                                                                   5,733,622           450,052
                                                                 -----------       -----------
         TOTAL LIABILITES AND STOCKHODLERS' EQUITY               $ 5,977,705       $   592,161
                                                                 ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                    PRENTICE CAPITAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          Three Months        Year To Date      Three Months        Audited
                                                             9/30/97              1997            9/30/96             1996
                                                         -------------       -------------      ------------     -------------
REVENUE                                                   $       --         $       --         $    407,330      $  2,090,115
COSTS AND EXPENSES
     Accounting and legal                                        2,192             48,438             11,966            79,159
     Depreciation and amortization                                 835                835              7,428            16,717
     Consulting services                                        50,000            183,334             45,680           171,006
     Salaries and benefits                                        --               75,000            238,522         1,061,550
     General and administrative                                  1,503              3,509             97,471         1,221,555
                                                          ------------       ------------       ------------      ------------

        Total costs and expenses                                54,530            311,116            401,067         2,549,987
                                                          ------------       ------------       ------------      ------------

           INCOME (LOSS)  FROM OPERATIONS                      (54,530)          (311,116)             6,263          (459,872)
                                                          ------------       ------------       ------------      ------------

OTHER INCOME (EXPENSE)
     Interest income                                             9,616            141,708               --               3,018
     Interest expense                                             (879)            (5,435)              --             (22,226)
     Gain on sale of assets                                       --            1,502,959               --                --
     Loss on disposal of assets                                   --             (416,334)              --             (40,140)
                                                          ------------       ------------       ------------      ------------

       Net other income (expense)                                8,737          1,222,898               --             (59,348)
                                                          ------------       ------------       ------------      ------------

           NET INCOME (LOSS)                              $    (45,793)      $    911,782       $      6,263      $   (519,220)
                                                          ============       ============       ============      ============
NET LOSS PER SHARE OF
   COMMON STOCK                                           $      (0.04)      $       0.11       $       0.02      $      (0.14)
                                                          ============       ============       ============      ============

   WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     COMMON SHARE EQUIVALENTS OUTSTANDING (RESTATED)        12,352,150          8,308,387            328,889         3,726,149
                                                          ============       ============       ============      ============



   The accompanying notes are an integral part of these financial statements.

                    PRENTICE CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For The Nine Months Ended September 30, 1997, and 1996




                                                               1997              1996
                                                            -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                    $   911,782
      Adjustments to reconcile net loss to net cash
       used in operating activities                          (1,039,794)


    Net cash used in operating activities                      (128,012)      $  (163,803)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                            (2,128)          (15,596)
   Other receivables                                              8,578


   Net cash provided by (used in) investing activities            6,450           (15,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note payable                                     (1,482)
   Loans from related parties                                    12,477           289,969

   Net cash provided by financing activities                     10,995           289,969

INCREASE (DECREASE) IN CASH                                    (110,567)          110,570

CASH AT BEGINNING OF PERIOD                                     110,570                 0

CASH AT END OF PERIOD                                       $         3       $   110,570




   The accompanying notes are an integral part of these financial statements.

                    PRENTICE CAPITAL, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

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

                    PRENTICE CAPITAL, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1997


NOTE 3 COMMON STOCK (Continued)

On March 21, 1997 the Company agreed to issue Hunter Equities, Inc., an independent consultant, 100,000 shares of the Company's common stock valued at $2 per share, in exchange for Hunter Equity's efforts in connection with the acquisition of certain mineral rights from Chartwell International, Inc.

In connection with the acquisition of certain mineral rights from Chartwell International, Inc. (Note 5), the Company issued Chartwell International, Inc. 2,000,000 shares of the Company's common stock valued at $2 per share.

                           SALE OF STOCK TO MATT DWYER

On August 8, 1997 the Company, due to its limited cash position, agreed to issue Matt Dwyer 500,000 shares of common stock for the services he has renedered and for future services to be rendered. The stock was valued at $.10 per share.


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

                    PRENTICE CAPITAL, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1997


NOTE 5 PURCHASE OF MINERAL RIGHTS (Continued)

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

                    PRENTICE CAPITAL, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1997


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

The shares representing the $1,500,000 are to be paid 10% at the closing and the remaining 90% on February 2, 1998. However, in the event closing does not occur prior to February 2, 1998, then the entire 100% of the shares will be paid at closing. As of September 30, 1997 the terms and conditions of the purchase had not been met and both parties mutually agreed to recind the agreement.

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

                    PRENTICE CAPITAL, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1997


NOTE 7 CASINO INTERNATIONAL MERGER (Continued)

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

                    PRENTICE CAPITAL, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1997

                        EMPLOYMENT AGREEMENT (Continued)

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


NOTE 9 CONSULTING AGREEMENT

On August 4, 1997, the Company entered into a one year Consulting and Acquisition Management Agreement (Agreement) with Hong Kong Trading, Ltd., a BWI corporation, whereby Hong Kong Trading, Ltd. (Consultant) is to provide the Company consulting services in order to identify, evaluate and structure mergers, consolidations acquisitions, joint ventures and strategic alliances.

In exchange for such consulting services the Company issued the Consultant 300,000 shares of the Company's restricted common stock. The Company agreed to provide the Consultant with registration rights for the shares in a registration statement to be filed by the Company.


NOTE 10 SUBSEQUENT EVENTS

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

                    PRENTICE CAPITAL, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 1997


NOTE 10 SUBSEQUENT EVENTS (Continued)

                                 SHARES OF STOCK

Mr. Unger purchased 5,000,000 shares of the company's common stock, being held in escrow by Atlas, Pearlman , Trop & Borkson , P.A. pending the payment of Mr. Unger of two promissory notes due to the Company in the aggregate amount of $250,000. Under the Severance and Separation Agreement dated October 27, 1997, the parties agreed that upon receipt by Mr. Unger of the final payment to be made by January 30, 1998, 4,500,000 of such shares will be returned by to the treasury and Mr. Unger will retain 500,000 of the referenced shares, which would have piggyback registration rights, and the two promissory notes due from Mr. Unger in the aggregate amount of $250,000 will be canceled.




                  (Remainder of page left blank intentionally)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

The aggregate purchase price of Diagnostics and the two MRI units is $5,500,000 payable $4,000,000 in cash at the closing, and shares of restricted common stock of the Company having a value of $1,500,000, determined by the average closing bid price over the five trading day period preceding the date of the Agreement. As of September 30, 1997 both parties to the agreement had agreed to recind the agreement.


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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Comparison of operations for the quarter ended September 30, 1997 with the quarter ended September 30, 1996.

For the quarter ended September 30, 1997, net revenues from operations amounted to $-0- compared to $6,263 for the quarter ended September 30, 1996.

For the quarter ended September 30, 1997, accounting and legal expenses decreased from $11,966 to $2,192 for the quarter ended September 30, 1996 due to the completion of the investigation of business opportunities relating to mineral rights, merger negotiations of the Company's subsidiaries Casino International and Universal Footcare, Inc., and the recinsion of the MRI acquisition.

Depreciation and amortization expense decreased from $7,428 in 1996 to $835 in 1997 reflecting the disposition of the operating assets of the footcare Clinics.

Consulting fees expense increased from $45,680 in 1996 to $50,000 in 1997 reflecting the services to consultants for the continous search for purchase and acquisition opportunities.

Salaries expense decreased from $238,522 in 1996 to $-0- in 1997 reflecting the selling off the Clinic operations and the termination of the employment agreement with Alan Lipstein on February 28, 1997.

General and administrative expenses decreased from $97,471 for the quarter ended September 30, 1996 to $1,403 during the same period in 1997 reflecting the level activity of operations by the Company after the operations of the footcare Clinics were disposed of during the first quarter.

Comparison of the major components of general and administrative expenses for the quarter ended September 30, 1997 compared to September 30, 1996 were as follows:

                                                 1997               1996
                                            -------------        ----------
Insurance                                   $      -0-           $  23,144
Medical suplies                                    -0-              14,765
Office expenses                                    100              12,031
Rent                                               837              20,539
Taxes                                              -0-               7,859
Telephone                                          400               3,485
Utilities                                          -0-               3,585
Equipment rental                                   165                 -0-




                  (Remainder of page left blank intentionally)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Comparison of operations for the nine months ended September 30, 1997 with the nine months ended September 30, 1996.

For the nine months ended September 30, 1997, net revenues from operations amounted to $-0- compared to $1,064,444 for the nine months ended September 30, 1996, reflecting the disposal of the footcare Clinics, the Company's main operating segment.

Accounting and legal expenses decreased from $57,220 in 1996 to $51,438 in 1997. Expenses during the third quarter of 1997 were significantly lower due to the divestiture of the Company's Clinic operations and the nature of its new investments that require minimun day to day operating activitites at this time.

Depreciation and amortization expense decreased from $16,950 in 1996 to $835 in 1997 reflecting the disposal of the depreciable assets of the footcare Clinics.

Consulting fees expense decreased from $221,781 in 1996 to $183,334 in 1997 reflecting the write off of previous commitment by the Company for banking services and independent evaluation of business activity of the Clinic.

Salaries expense decrease from $661,901 in 1996 to $75,000 in 1997 reflecting the termination of the employment agreement with Alan S. Lipstein on February 28, 1997, and the termination of the employment agreement with the professional employees of the Clinic are not fully reflected in the accompanying statements, since the Clinics were sold on March 26, 1997.

General and administrative expenses for the nine months ended September 30, 1997 were $3,344 compared to $298,298 for the same period in 1996, reflecting the total decrease level activity of operations by the Company after the disposal fo the footcare Clinics.

Comparison of the major components of general and administrative expenses for the six months period ended September 30, 1997 compared to September 30, 1996 were as follows:

        TYPE                            1997                1996
---------------------                -----------         ----------
Insurance                            $      -0-           $  55,031
Contract labor                              -0-               7,690
Medical suplies                             -0-               4,423
Office expenses                             415              25,125
Rent                                      2,094              59,081
Taxes                                       -0-              33,869
Telephone                                 1,000              15,128
Utilities                                   -0-               7,165
Dues & subscriptions                        -0-               6,982
Materials & supplies                        -0-              53,876

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES

Although the Company's capital is limited, management believes it has sufficient resources to continue its current business operations and the evaluation of business opportunities relating to the acquisition of MRI units and centers. The Company anticipates operational costs will be limited until such time as the Company is in position to develop the gypsum mineral property rights.

At September 30, 1997, the Company had no material commitments for capital expenditures.




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

                 None





                  (Remainder of page left blank intentionally)

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                  PRENTICE CAPITAL, INC.




Dated:  12/28/97                           By /s/ Willian L. Haynes
                                              ---------------------------------
                                              Mr. William L. Haynes, President


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                     Capacity                 Date
       ---------                     --------                 ----



 /s/ William L. Haynes        President, Chief Executive    12/28/97
----------------------        Officer, Chief Financial
     William L. Haynes        and Accounting Officer and
                              Director